Form 10-Q
period 2021-03-31
LSB INDUSTRIES INC
filed 2021-04-29
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 30,037,749 shares as of April 23, 2021.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2021 is unaudited)

	March 31,	December 31,
	2021	2020
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$14,232	$16,264
Accounts receivable	60,503	42,929
Allowance for doubtful accounts	(378)	(378)
Accounts receivable, net	60,125	42,551
Inventories:
Finished goods	17,649	17,778
Raw materials	1,569	1,795
Total inventories	19,218	19,573
Supplies, prepaid items and other:
Prepaid insurance	10,051	12,315
Precious metals	6,674	6,787
Supplies	25,406	25,288
Other	3,258	6,802
Total supplies, prepaid items and other	45,389	51,192
Total current assets	138,964	129,580

Property, plant and equipment, net	882,816	891,198

Other assets:
Operating lease assets	27,671	26,403
Intangible and other assets, net	5,546	6,121
	33,217	32,524

	$1,054,997	$1,053,302

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2021 is unaudited)

	March 31,	December 31,
	2021	2020
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,360	$46,551
Short-term financing	8,157	13,576
Accrued and other liabilities	40,722	30,367
Current portion of long-term debt	18,082	16,801
Total current liabilities	124,321	107,295

Long-term debt, net	463,673	467,389

Noncurrent operating lease liabilities	20,244	19,845

Other noncurrent accrued and other liabilities	6,333	6,090

Deferred income taxes	31,266	30,939

Commitments and contingencies (Note 5)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $287,493,000 ($277,982,000 at December 31, 2020)	282,123	272,101
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,325,000 ($3,265,000 at December 31, 2020)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1,327,000 ($1,312,000 at December 31, 2020)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,283,210 shares issued	3,128	3,128
Capital in excess of par value	193,618	198,215
Accumulated deficit	(64,788)	(41,487)
	134,958	162,856
Less treasury stock, at cost:
Common stock, 1,245,461 shares (2,074,565 shares at December 31, 2020)	7,921	13,213
Total stockholders' equity	127,037	149,643
	$1,054,997	$1,053,302

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In Thousands, Except Per Share Amounts)
Net sales	$98,116	$83,411
Cost of sales	90,056	80,860
Gross profit	8,060	2,551

Selling, general and administrative expense	8,793	10,006
Other income, net	(263)	(468)
Operating loss	(470)	(6,987)

Interest expense, net	12,372	13,479
Non-operating other expense (income), net	395	(675)
Loss before provision (benefit) for income taxes	(13,237)	(19,791)
Provision (benefit) for income taxes	42	(339)
Net loss	(13,279)	(19,452)

Dividends on convertible preferred stocks	75	75
Dividends on Series E redeemable preferred stock	9,511	8,307
Accretion of Series E redeemable preferred stock	511	504
Net loss attributable to common stockholders	$(23,376)	$(28,338)

Basic and dilutive net loss per common share	$(0.82)	$(1.01)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2020	31,283	(2,075)	$3,000	$3,128	$198,215	$(41,487)	$(13,213)	$149,643
Net loss						(13,279)		(13,279)
Dividend accrued on redeemable preferred stock						(9,511)		(9,511)
Accretion of redeemable preferred stock						(511)		(511)
Stock-based compensation					713			713
Issuance of restricted stock, net		835			(5,310)		5,310	—
Other		(5)					(18)	(18)
Balance at March 31, 2021	31,283	(1,245)	$3,000	$3,128	$193,618	$(64,788)	$(7,921)	$127,037

Balance at December 31, 2019	31,283	(2,010)	$3,000	$3,128	$196,833	$57,632	$(13,266)	$247,327
Net loss						(19,452)		(19,452)
Dividend accrued on redeemable preferred stock						(8,307)		(8,307)
Accretion of redeemable preferred stock						(504)		(504)
Stock-based compensation					495			495
Other		30			(356)		292	(64)
Balance at March 31, 2020	31,283	(1,980)	$3,000	$3,128	$196,972	$29,369	$(12,974)	$219,495

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
	(In Thousands)
Cash flows from operating activities
Net loss	$(13,279)	$(19,452)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Deferred income taxes	327	(374)
Depreciation and amortization of property, plant and equipment	16,762	17,592
Amortization of intangible and other assets	315	315
Other	(1,058)	1,373
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(17,321)	(7,512)
Inventories	625	(2,996)
Prepaid insurance	2,265	3,115
Accounts payable	8,598	(3,171)
Accrued interest	10,412	11,805
Other assets and other liabilities	5,065	(2,873)
Net cash provided (used) by operating activities	12,711	(2,178)

Cash flows from investing activities
Expenditures for property, plant and equipment	(6,133)	(10,737)
Other investing activities	198	179
Net cash used by investing activities	(5,935)	(10,558)

Cash flows from financing activities
Proceeds from revolving debt facility	—	30,000
Proceeds from other long-term debt	—	2,570
Payments on other long-term debt	(3,353)	(2,042)
Payments on short-term financing	(5,419)	(3,036)
Other financing activities	(36)	(64)
Net cash provided (used) by financing activities	(8,808)	27,428

Net increase (decrease) in cash and cash equivalents	(2,032)	14,692

Cash and cash equivalents at beginning of period	16,264	22,791
Cash and cash equivalents at end of period	$14,232	$37,483

See accompanying notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

For a complete discussion of our significant accounting policies, refer to the notes to our audited consolidated financial statements included in our Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on February 25, 2021.

Basis of Consolidation – LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company,” “we,” “us,” or “our”) are consolidated in the accompanying condensed consolidated financial statements.  LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries.  All material intercompany accounts and transactions have been eliminated.

Nature of Business – We are engaged in the manufacture and sale of chemical products.  The chemical products we primarily manufacture, market and sell are ammonia, fertilizer grade AN (“HDAN”) and UAN for agricultural applications, high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid for industrial applications, and industrial grade AN (“LDAN”) and solutions for the mining industry.  We manufacture and distribute our products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of a global chemical company in Baytown, Texas.

Sales to customers include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States (“U.S.”); industrial users of acids throughout the U.S. and parts of Canada; and explosive manufacturers in the U.S. and parts of Mexico and Canada.

In our opinion, the unaudited condensed consolidated financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the SEC.  These condensed consolidated financial statements should be read in connection with our audited consolidated financial statements and notes thereto included in our 2020 Form 10-K.

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

At March 31, 2021 and December 31, 2020, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable). The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

In January 2021, the compensation committee of our Board of Directors approved the grant of 614,999 shares of time-based restricted stock and 219,084 shares of performance-based restricted stock to certain executives under our 2016 Long Term Incentive Plan.  The time-based restricted stock shares will vest at the end of each one-year period at the rate of one-third per year for three years, vesting 100% at the end of three years. The performance-based restricted stock will vest at the end of three years, subject to achievement of certain performance metrics. The unvested restricted shares carry dividend and voting rights contingent upon the vesting and lapsing of restriction.  Sales of these shares are restricted prior to the date of vesting.  Pursuant to the terms of the underlying restricted stock agreements, unvested restricted shares will immediately vest upon the occurrence of a change in control (as defined by agreement), termination without cause or death.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies (continued)

Revenue Recognition

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

Recently Adopted Accounting Pronouncements

ASU 2019-12 – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, Income Taxes.  The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes.  The ASU removes certain exceptions to the general framework and also seeks to simplify and/or clarify accounting for income taxes by adding certain requirements that would simplify GAAP for financial statement preparers.  On January 1, 2021, we adopted ASU 2019-12, which did not have a material impact on our condensed consolidated financial statements or related disclosures.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

ASU 2020-06 - In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40). This ASU addresses the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. This ASU will be effective for us on January 1, 2024; however, early adoption is permitted beginning January 1, 2021. We are evaluating the timing and the effect of our pending adoption of this ASU on our consolidated financial statements and related disclosures at this time.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Loss Per Common Share

	Three Months Ended
	March 31,
	2021	2020
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net loss	$(13,279)	$(19,452)
Adjustments for basic net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(9,511)	(8,307)
Dividend requirements on Series B Preferred	(60)	(60)
Dividend requirements on Series D Preferred	(15)	(15)
Accretion of Series E Redeemable Preferred	(511)	(504)
Numerator for basic and dilutive net loss per common share - net loss attributable to common stockholders	$(23,376)	$(28,338)

Denominator:
Denominator for basic and dilutive net loss per common share - adjusted weighted-average shares (1)	28,343,693	28,176,205

Basic and dilutive net loss per common share	$(0.82)	$(1.01)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2021	2020
Restricted stock and stock units	1,809,339	1,206,856
Convertible preferred stocks	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	303,646
Stock options	92,809	124,000
	3,122,460	2,551,168

3. Current and Noncurrent Accrued and Other Liabilities

	March 31,	December 31,
	2021	2020
	(In Thousands)
Accrued interest	$19,081	$8,669
Current portion of operating lease liabilities	7,564	6,706
Accrued payroll and benefits	6,442	5,837
Accrued death and other executive benefits	2,533	2,539
Deferred revenue	1,429	1,890
Other	10,006	10,816
	47,055	36,457
Less noncurrent portion	6,333	6,090
Current portion of accrued and other liabilities	$40,722	$30,367

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
	2021	2020
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 3.75% (A)	$—	$—
Senior Secured Notes due 2023 (B)	435,000	435,000
Unsecured Loan Agreement due 2022, with an interest rate of 1.00% (C)	10,000	10,000
Secured Financing due 2023, with an interest rate of 8.32% (D)	9,985	10,715
Secured Loan Agreement due 2025, with an interest rate of 8.75% (E)	6,497	6,834
Secured Financing due 2025, with an interest rate of 8.75% (F)	27,593	28,636
Secured Promissory Note due 2021	—	1,221
Other	409	432
Unamortized discount, net of premium and debt issuance costs	(7,729)	(8,648)
	481,755	484,190
Less current portion of long-term debt	18,082	16,801
Long-term debt due after one year, net	$463,673	$467,389

(A) Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At March 31, 2021, our available borrowings under our Working Capital Revolver Loan were approximately $41.8 million, based on our eligible collateral, less outstanding letters of credit and loan balance.  The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024.  Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million, less the outstanding aggregate principal amount of the unforgiven portion (as defined in the agreement) of the PPP loan discussed below within footnote (C). The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

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

The Senior Secured Notes mature on May 1, 2023.  Interest is to be paid semiannually in arrears on May 1st and November 1st.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt (continued)

(C) In April 2020, LSB entered into a federally guaranteed loan agreement (“PPP loan”) for $10 million with a lender pursuant to a new loan program through the U.S. Small Business Administration (“SBA”) as the result of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended by the Paycheck Protection Program Flexibility Act of 2020.  We applied ASC 470, Debt, to account for the PPP loan. We have used all or substantially all of the proceeds from the PPP loan for payroll, rent, utilities, and other specified costs that qualify for loan forgiveness.  Under the current terms of the PPP loan, loan forgiveness applications are due within 10 months after the end of the loan forgiveness covered period, which period began on the date the PPP loan was disbursed and ends either eight weeks or 24 weeks after disbursement of the loan.  In April 2021, we submitted the PPP loan forgiveness application to the lender.  Once the SBA notifies the lender the amount of the loan which has been approved for forgiveness, the lender will determine the date that the equal monthly principal and interest payments will begin for the remaining loan balance, if any.  Currently, the loan matures in April 2022, which term may be extended to April 2025 if mutually agreed to by the parties.  As for the potential loan forgiveness, once the PPP loan is, wholly or partially, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded.

(D) El Dorado Chemical Company (“EDC”), one of our subsidiaries, is party to a secured financing arrangement with an affiliate of LSB Funding L.L.C. (“LSB Funding”).  Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023.

(E) EDC is party to a secured loan agreement with an affiliate of LSB Funding. Principal and interest are payable in 60 equal monthly installments through March 2025.

(F) In August 2020, El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, entered into a $30 million secured financing arrangement with an affiliate of LSB Funding. Beginning in September 2020, principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025. This financing arrangement is secured by an ammonia storage tank and is guaranteed by LSB.

5. Commitments and Contingencies

Settlements and Outstanding Natural Gas Purchase Commitments – During several days in February 2021, the Pryor Facility was taken out of service after extreme cold weather caused a surge in natural gas prices in the region, along with the curtailment of gas distribution by the operator of the pipeline that supplies natural gas to the facility. Also, as a result of unprecedented cold weather conditions, the primary natural gas supplier to our El Dorado Facility asserted a claim of force majeure and materially restricted the supply of gas to the facility. In order to mitigate a portion of the commodity price risk associated with natural gas, we periodically enter into natural gas forward contracts and volume purchase commitments that locked in the cost of certain volumes of natural gas. Prior to this weather event, we had both types of arrangements.  During the first quarter of 2021, as a result of the extreme conditions previously described, we settled all of our natural gas forward contracts and certain volume purchase commitments and recognized a realized gain of approximately $6.8 million, which includes the realized gain discussed under “Natural Gas Contracts” in Note 6 and is classified as a reduction to cost of sales.

At March 31, 2021, certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market, which contracts included volume purchase commitments with fixed costs of approximately 9.0 million MMBtus of natural gas.  These contracts extend through December 2021 at a weighted-average cost of $2.69 per MMBtu ($24.1 million) and a weighted-average market value of $2.55 per MMBtu ($22.9 million).

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

As of March 31, 2021, our accrued liabilities for environmental matters totaled $468,000 relating primarily to the matters discussed below.  Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies or our experience with other similar matters.  It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

In 2017, PCC filed a Permit Renewal Application for its Non-Hazardous Injection Well Permit at the Pryor Facility.  Although the Injection Well Permit expired in 2018, PCC continues to operate the injection well pending the Oklahoma Department of Environmental Quality (“ODEQ”) action on the Permit Renewal Application.  PCC and ODEQ are engaged in ongoing discussions related to the renewal of the injection well to address the wastewater stream.

Our El Dorado Facility is subject to a National Pollutant Discharge Elimination System (“NPDES”) permit issued by the Arkansas Department of Environmental Quality (“ADEQ”) in 2004.  In 2010, the ADEQ issued a draft NPDES permit renewal for the El Dorado Facility, which contained more restrictive discharge limits than the previous 2004 permit.  During 2017, ADEQ issued a final NPDES permit with new dissolved mineral limits; however, EDC filed an appeal, and a Permit Appeal Resolution (“PAR”) was signed in 2018.  EDC is in compliance with the revised permit limits agreed upon in the PAR.

In 2006, the El Dorado Facility entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater.  The CAO required EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment, and submit a remedial action plan.

The risk assessment was submitted in 2007.  In 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  Subsequent to the PAR mentioned previously, a new CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination.  During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established at March 31, 2021, in connection with this ADEQ matter.

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

Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $250,000, which retention limit has been met relating to the West Fertilizer matter.  In 2015, the trial court dismissed plaintiff’s negligence claims against us, and EDC based on a duty to inspect but allowed the plaintiffs to proceed on claims for design defect and failure to warn.

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of March 31, 2021, no liability reserve has been established in connection with this matter.

In 2015, we and EDA received formal written notice from Global Industrial, Inc. (“Global”) of its intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the new ammonia plant (“Ammonia Plant”) at our El Dorado Facility.  Global was a subcontractor of Leidos Constructors, LLC (“Leidos”), the general contractor for EDA for the construction for the Ammonia Plant.  Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility.

LSB and EDA intend to pursue recovery of any damage or loss caused by Global’s work performed through their contract with Leidos at our El Dorado Facility.  In 2016, EDC and LSB were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., in the Circuit court of Union County, Arkansas, wherein Global seeks damages under breach of contract and other claims. At the time of the summons, our accounts payable included invoices totaling approximately $3.5 million related to the claims asserted by Global but such invoices were not approved by Leidos for payment.  We have requested indemnification from Leidos under the terms of our contracts, which they have denied.  As a result, we are seeking reimbursement of legal expenses from Leidos under our contracts.  We also seek damages from Leidos for their wrongdoing during the expansion, including breach of contract, fraud, professional negligence, and gross negligence.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Commitments and Contingencies (continued)

During 2018, the court bifurcated the case into: (1) Global’s claims against Leidos and LSB, and (2) the cross-claims between Leidos and LSB.  Part (1) of the case was tried in the court.  In March 2020, the court rendered an interim judgment and issued its final judgment in April 2020.  In summary, the judgment awarded Global (i) approximately $7.4 million (including the $3.5 million discussed above) for labor, service, and materials furnished relating to the Ammonia Plant, (ii) approximately $1.3 million for prejudgment interest, and (iii) a claim of lien on certain property and the foreclosure of the lien to satisfy these obligations.  In addition, post-judgment interest will accrue at the annual rate of 4.25% until paid.  During the first quarter of 2020, this judgment impacted our condensed consolidated statement of operations as follows:

•	additional depreciation expense of $0.5 million classified as cost of sales; and
•	prejudgment and post-judgment interest expense totaling $1.3 million.

We have filed a notice of intent to appeal, and the Court entered a stay of the judgment pending appeal.

LSB intends to vigorously prosecute its claims against Leidos and vigorously contest the cross-claims in Part (2) of the matter.  Due to the impact from the COVID-19 pandemic, the Trial date for Part (2) of the matter has been delayed and we are awaiting a new trial date.

No liability was established at March 31, 2021 or December 31, 2020, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

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

6.  Derivatives, Hedges and Financial Instruments

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Natural Gas Contracts

Periodically, we entered into certain forward natural gas contracts (“natural gas contracts”), which are accounted for on a mark-to-market basis.  We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments.  At December 31, 2020, our natural gas contracts included 7.3 million MMBtu of natural gas, that extended through December 2021, but these contracts were settled during the first quarter of 2021, primarily due to the weather event discussed in Note 5.  As a result, we had no outstanding natural gas contracts at March 31, 2021. The valuations of the natural gas contracts are classified as Level 2.  At December 31, 2020, the valuation inputs included the contractual weighted-average cost of $2.65 per MMBtu and the weighted-average market value of $2.49 per MMBtu.

For the three months ended March 31, 2021 and 2020, we recognized a gain of $2.7 million (includes a realized gain of $1.5 million) and a loss of $0.7 million (includes a realized loss of $0.2 million), respectively.  The gain is classified as a reduction of cost of sales and the loss is classified as cost of sales.

Embedded Derivative

As discussed in Note 8, certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability. At March 31, 2021 and December 31, 2020, we estimate that the contingent redemption features have fair value since we estimate that it is probable that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.  For certain other embedded features, we estimated no fair value based on our assessment that there is a remote probability that these features will be exercised.

The fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023 compared to certain redemptions deemed probable during the same period and applying the effective dividend rate of the Series E Redeemable Preferred. In addition, at March 31, 2021 and December 31, 2020, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $5.13 and $3.39 per share, respectively.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivatives, Hedges and Financial Instruments (continued)

For the three months ended March 31, 2021 and 2020, we recognized an unrealized loss of approximately $0.4 million and an unrealized gain of approximately $0.6 million, respectively, due to the change in fair value of the embedded derivative.  The unrealized gain and loss are included in non-operating other income and expense.

The following details our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020:

		Fair Value Measurements at March 31, 2021 Using
Description	Total Fair Value at March 31, 2021	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value at December 31, 2020
	(In Thousands)

Assets - Supplies, prepaid items and other:
Natural gas contracts	$—	$—	$—	$—	$80
Total	$—	$—	$—	$—	$80

Liabilities - Current and noncurrent accrued and other liabilities:
Natural gas contracts	$—	$—	$—	$—	$1,285
Embedded derivative	$1,465	$—	$—	$1,465	$1,029
Total	$1,465	$—	$—	$1,465	$2,314
(1)	There was no Level 3 transfer activity for the three months ended March 31, 2021 or 2020.

7. Income Taxes

Provision (benefit) for income taxes is as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In Thousands)
Current:
Federal	$—	$—
State	(285)	35
Total Current	$(285)	$35

Deferred:
Federal	$(80)	$(753)
State	407	379
Total Deferred	$327	$(374)
Provision (benefit) for income taxes	$42	$(339)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Income Taxes (continued)

For the three months ended March 31, 2021 and 2020, the current provision (benefit) for state income taxes shown above includes regular state income tax, provisions for uncertain state income tax positions, the impact of state tax law changes and other similar adjustments.

Our estimated annual effective tax rate for 2021 includes the impact of permanent tax differences including but not limited to limits on deductible compensation, and valuation allowances.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and we estimate the valuation allowance to be recorded during 2021 to be approximately $3.0 million.  We have also determined it is more-likely-than-not that a portion of our state deferred tax assets will not be able to be utilized. However, we estimate a reduction in the related valuation allowance associated with these state deferred tax assets to be recorded during 2021 will be approximately $0.5 million.

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

The tax provision for the three months ended March 31, 2021 was minimal and the tax benefit for the three months ended March 31, 2020 was $0.3 million (2% benefit on pre-tax loss).  For both periods, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2017-2020 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions.  Additionally, the 2013-2016 years remain subject to examination for determining the amount of net operating loss and  other carryforwards.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Redeemable Preferred Stocks

Series E and Series F Redeemable Preferred

As of March 31, 2021, the Series E Redeemable Preferred had a 14% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock (participation rights value).  Dividends accrue semi-annually in arrears and are compounded.  Pursuant to the terms of the Series E Redeemable Preferred, the annual dividend rate increased 0.50% in April 2021 and will increase (a) by an additional 0.50% in April 2022 and (b) by an additional 1.0% in April 2023. The Series E Redeemable Preferred contains redemption features and a participation rights value that are being accounted for as derivative instruments and have been bifurcated from the Series E Redeemable Preferred as discussed in Note 6.

As of March 31, 2021, the Series F Redeemable Preferred has voting rights to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2020	139,768	$272,101
Accretion relating to liquidation preference on preferred stock	—	273
Accretion for discount and issuance costs on preferred stock	—	238
Accumulated dividends	—	9,511
Balance at March 31, 2021	139,768	$282,123

9.  Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our condensed consolidated financial statements:

	Three Months Ended
	March 31,
	2021	2020
	(In Thousands)
Net sales:
Agricultural products	$44,913	$41,458
Industrial acids and other chemical products	40,275	35,206
Mining products	12,928	6,747
Total net sales	$98,116	$83,411

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 18 months at March 31, 2021.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $2.7 million and $2.5 million of contract liabilities as of March 31, 2021 and December 31, 2020, respectively.  For the three months ended March 31, 2021 and 2020, revenues of $1.0 million and $0.5 million, respectively, were recognized and included in the balance at the beginning of the respective period.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Related Party Transactions

As of March 31, 2021, we have three separate outstanding financing arrangements with an affiliate of LSB Funding as discussed in footnotes (D), (E) and (F) of Note 4.  Also, an affiliate of LSB Funding holds $50 million of our Senior Secured Notes discussed in footnote (B) of Note 4.  In addition, LSB Funding holds all outstanding shares of the Series E and Series F Redeemable Preferred discussed in Note 8.

The Golsen Holders and an immediate family member hold all outstanding shares of the Series B Preferred and Series D Preferred, which accumulated dividends on such shares totaled approximately $1.7 million at March 31, 2021.

11. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended
	March 31,
	2021	2020
	(In Thousands)
Cash refunds for:
Income taxes, net	$(216)	$(332)
Noncash continuing investing and financing activities:
Accounts receivable, supplies and accounts payable associated with additions of property, plant and equipment	$18,091	$20,229
Dividends accrued on Series E Redeemable Preferred	$9,511	$8,307
Accretion of Series E Redeemable Preferred	$511	$504

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our March 31, 2021 condensed consolidated financial statements included elsewhere in this report.  A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements.  This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and through its subsidiaries, manufactures and sells chemical products for the agricultural, mining, and industrial markets.  We own and operate facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma, and operate a facility on behalf of a global chemical company in Baytown, Texas.  Our products are sold through distributors and directly to end customers primarily throughout the U.S. and parts of Mexico and Canada.

Key Operating Initiatives for 2021

We believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•	Continue Focusing on Becoming a “Best in Class” Chemical Plant Operator with Respect to Safe, Reliable Operations that Produce the Highest Quality Products.

▪

We believe that high safety standards are critical and a precursor to improved plant performance.  With that in mind, we have implemented and are currently managing enhanced safety programs at our facilities that focus on improving our safety culture, which will reduce risks and improve our safety performance.

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

▪

Additionally, early in the second quarter of 2020, we completed a key storage project that is allowing us to further maximize our production of HDAN at our El Dorado Facility, which has, and we expect will continue to enable us to achieve higher production, a lower cost per ton and increased sales of that product during periods of more attractive pricing.

•

Development of a Strategy to Capitalize on Ammonia Opportunities in a Renewable Energy Focused Economy. As there is a heightened global focus on significantly increasing the use of renewable energy to reduce carbon emissions, we are currently developing a strategy to enter the market for low-carbon or no carbon ammonia, a rapidly emerging trend referred to as “blue-green ammonia.” Many studies have shown that ammonia is the best carrier for hydrogen, given higher energy content and relative ease of storage via hydrogen gas. Ammonia can also be used as zero carbon fuel in the maritime sector, a carbon free fertilizer and as a coal substitute in energy constrained countries. If ammonia were to be used for energy consumption globally, this would equate to five times the amount of current global annual production of ammonia, or approximately 50 times the current seaborne trade. We believe we are well-placed to partake in this opportunity given our ability to retrofit our existing plants rather than investing in greenfield projects, thereby reducing the time to market and the upfront capital expenditures, which will help the overall economics.

•

Improve Our Capital Structure and Overall Cost of Capital.  We are actively seeking ways to improve our capital structure and reduce our overall cost of capital.  We believe that continued improvement in operating performance combined with improving fundamentals in the agriculture market and the continued economic recovery from the COVID-19 pandemic, will be a benefit in achieving those efforts.
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

Recent Business Developments

Agricultural Spring Season

Since the latter part of 2020, the corn market continues to experience positive indicators pushing corn prices to an eight-year high.  Chinese demand for corn is strong as China continues to rebuild their swine population following the swine flu, which decimated the swine population several years ago.  This demand for feed is expected to remain robust as China has moved to large institutional hog farms for which the demand for feed is significant.  Secondly, approximately 40% of domestic corn demand comes from ethanol, an additive to gasoline, which has continued to rebound since the second quarter of 2020 as vaccines are rolled out, stay-at-home orders are lifted and demand for gasoline continues to improve.  As corn prices increase, fertilizers generally follow suit as growers seek to apply more fertilizer to increase yields. Furthermore, farm income last year, aided by government subsidies, was at its highest levels since 2014, which further supports fertilizer pricing.   Also, as discussed below, during February 2021, many areas of the U.S. experienced severe cold weather, negatively impacting the availability of natural gas while the demand for natural gas increased from electrical utilities, businesses and residents in certain regions of the country. These factors resulted in a shortage of natural gas, causing prices for the commodity to rise significantly and industrial users to be severely curtailed on their requirements.  Many nitrogen producers were forced or elected to idle their plants.  With the supply of nitrogen products in the U.S. tight prior to the cold weather, we believe that these recent widespread production disruptions, coupled with unplanned outages in the global market, have substantially reduced the available supply of nitrogen to the U.S. market and further increased  the fertilizer pricing outlook in the near term.  Overall, improvements in fertilizer demand and pricing are being somewhat tempered by higher natural gas costs thus far in 2021 as compared to 2020.

See a more detailed discussion below under “Key Industry Factors.”

February Weather Event, Natural Gas Curtailment and Settlement of Natural Gas Contracts

On February 12, 2021, the Pryor Facility was taken out of service due to extreme cold weather that caused a surge in natural gas prices in the region, along with the curtailment of gas distribution by the operator of the pipeline that supplies natural gas to the facility. On February 21, 2021, this facility began a phased restart and the facility’s ammonia plant was in production shortly thereafter.

Also, as a result of unprecedented cold weather conditions, on February 17, 2021, the primary natural gas supplier to our El Dorado Facility asserted a claim of force majeure and materially restricted the supply of gas to the facility.  However, effective February 23, 2021, the force majeure was lifted, and the facility’s ammonia plant was in production shortly thereafter.

As weather across the middle of the country improved and temperatures warmed, natural gas prices have normalized, and supply volumes have been restored to levels required for full operation of our facilities.

Notably, our Cherokee Facility was not materially impacted by the extreme cold weather and related natural gas price and supply issues and operated at targeted levels throughout February.

In order to mitigate a portion of the commodity price risk associated with natural gas, we periodically enter into natural gas forward contracts and volume purchase commitments that locked in the cost of certain volumes of natural gas. Prior to this weather event, we had both types of arrangements.  During the first quarter of 2021, we settled all of our natural gas forward contracts and certain volume purchase commitments and recognized a realized gain of approximately $6.8 million, which is classified as a reduction to cost of sales. As a result of the settlement of these natural gas contracts, we were able to significantly mitigate the impact from lost production, lost sales and higher costs resulting from the impact of the natural gas shortage caused by the February cold weather event.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 46% of our total net sales for the first quarter of 2021.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics, including the impact from the Phase 1 trade agreement between the U.S. and China.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

From a farmer’s perspective, the demand for fertilizer is affected by the aggregate crop planting decisions and fertilizer application rate decisions of individual farmers.  Individual farmers make planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors such as their financial resources, soil conditions, weather patterns and the types of crops planted.

Additionally, changes in corn prices, as well as soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely affecting prices.

The March 2021 USDA annual Prospective Planting report currently indicates farmers intend to plant 91 million acres of corn in 2021, slightly higher than in 2020, and certain industry sources maintain an estimated range of 91 to 93 million corn acres. As it relates to the 2021 Crop as noted in the table below, the USDA estimates the U.S. ending stocks to be approximately 34 million metric tons, a 29.7% decrease from a year ago.

The following April 2021 estimates are associated with the corn market:

	2021 Crop	2020 Crop		2019 Crop
	(2020 Harvest)	(2019 Harvest)	Percentage	(2018 Harvest)	Percentage
	April Report (1)	April Report (1)	Change (2)	April Report (1)	Change (3)
U.S. Area Planted (Million acres)	90.8	89.7	1.2%	88.9	2.1%
U.S. Yield per Acre (Bushels)	172.0	167.5	2.7%	176.4	(2.5%)
U.S. Production (Million bushels)	14,182	13,620	4.1%	14,340	(1.1%)
U.S. Ending Stocks (Million metric tons)	34.3	48.8	(29.7%)	56.4	(39.2%)
World Ending Stocks (Million metric tons)	283.9	303.0	(6.3%)	321.1	(11.6%)

1.

Information obtained from WASDE reports dated April 9, 2021 (“April Report”) for the 2020/2021 (“2021 Crop”), 2019/2020 (“2020 Crop”) and 2018/2019 (“2019 Crop”) corn marketing years.  The marketing year is the twelve-month period during which a crop normally is marketed.  For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year.  The year begins at the harvest and continues until just before harvest of the following year.

2.	Represents the percentage change between the 2021 Crop amounts compared to the 2020 Crop amounts.
3.	Represents the percentage change between the 2021 Crop amounts compared to the 2019 Crop amounts.

From a demand perspective for 2021, since the USDA has significantly decreased ending corn stocks and only slightly increased the number corn acres to be planted, coupled with increasing export volumes primarily to China, drought conditions for certain areas in South America, favorable 2020 grower income and improving demand for ethanol, current and projected corn prices have elevated to prices not seen in eight years, which has had a positive impact on fertilizer demand and prices for the spring planting season.

Most gasoline has 10% ethanol content.  Ethanol is commonly made from corn and ethanol production is the largest user of U.S. corn, representing roughly 40% of total U.S. corn demand.

The available U.S. supply of ammonia and other nitrogen products has tightened in 2021 to date, primarily as the result of higher demand for such products, in addition to the idling of many nitrogen plants in February 2021 due to the severe cold weather discussed above under “Recent Business Developments.”

As a result of these factors discussed above, we have experienced a price rally for fertilizers over the last several months, which we expect will continue through the spring planting season.

Industrial and Mining

Sales of our industrial products were approximately 41% of our total net sales for the first quarter of 2021.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators are improving and pointing towards continued improvement in the markets we serve.  Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Sales of our mining products were approximately 13% of our total net sales for the first quarter of 2021.  Our mining products are LDAN and AN solution, which are primary used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal.  In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather.  Metals prices continue to improve in 2021 as producers continue to extract as much as possible. This includes an increase in copper mining, driven primarily by demand for electric vehicles. For 2021, the EIA is projecting a 9% increase in U.S. coal production driven by a forecasted 39% increase in natural gas prices for electricity generators, making coal more competitive in the electric power sector.  We believe our plants are well located to support the more stable quarry and construction industries and the metals mining industries.

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

	Three Months Ended
	March 31,
	2021(1)	2020
Natural gas volumes (MMBtu in millions)	6.9	7.7
Natural gas average cost per MMBtu	$3.15	$2.09

(1)

The natural gas average cost excludes a gain of approximately $6.8 million associated with the settlements of natural gas contracts and volume purchase commitments discussed above under “Recent Business Developments”

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price.  For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than other forms of nitrogen fertilizers.  In recent years, a significant amount of the ammonia consumed annually in the U.S. was imported.  Therefore, nitrogen fertilizers prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers who transport shorter distances an advantage.  However, we continue to evaluate the recent rising costs of rail and truck freight domestically.  Since the Magellan ammonia pipeline was permanently shut down in 2020, certain Oklahoma and Texas producers that relied on the pipeline to transport their ammonia are relying on other transportation modes, primarily trucks, but also rail and barge transport.  As a result of increases in demand for trucks to transport ammonia, primarily during the spring and fall planting seasons, higher transportation costs have and could  continue to impact our margins, if we were unable to fully pass through these costs to our customers.  As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

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

Our El Dorado and Pryor Facilities are currently on a three-year ammonia plant Turnaround cycle with both currently scheduled for their next ammonia plant Turnarounds in the third quarter of 2022.

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

Consolidated Results of the First Quarter of 2021

Our consolidated net sales for the first quarter of 2021 were $98.1 million compared to $83.4 million for the same period in 2020.  Our consolidated operating loss was $0.5 million compared to $7.0 million for the same period in 2020.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the First Quarter

Selling Prices

For the first quarter of 2021, average agricultural selling prices for our ammonia increased 18% while UAN and HDAN selling prices increased slightly compared to the first quarter of 2020. As discussed above under “Forward Sales Contracts”, our selling prices were below spot market prices since most of these sales were pursuant to forward sales contracts during the first quarter of 2021.  Ammonia prices have improved due to contracted inventory levels in North America driven by higher demand and from numerous plant outages caused primarily by the extreme cold weather event during February.

For the first three months of 2021, average industrial selling prices for most of our products were higher compared to the same period of 2020, primarily driven by the $98 per metric ton increase in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.  As for our mining products, average selling prices for our products increased as mining activity improves in addition to certain of our mining contracts are linked to natural gas indexes and as the cost of natural gas increases, the pricing for these products increases accordingly.

Settlement of Natural Gas Contracts

As discussed above under “Recent Business Developments”, during the first quarter of 2021, we settled all of our natural gas forward contracts and certain volume purchase commitments and recognized a realized gain of approximately $6.8 million, which is classified as a reduction to cost of sales. As a result of the settlement of these natural gas contracts, we were able to significantly mitigate the impact from lost production, lost sales and higher costs resulting from the impact of the natural gas shortage caused by the February cold weather event.

Legal Fees-Leidos

For the first quarters of 2021 and 2020, certain legal fees were approximately $0.9 million and $3.3 million, respectively.  These fees relate to claims we are pursuing against Leidos to recover damages and losses associated with the construction of the ammonia plant at the El Dorado Facility as discussed in footnote B of Note 5.  Due to the impact from the COVID-19 pandemic, the trial date has been delayed. We are awaiting a new trial date.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations.  Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table contains certain financial information:

	Three Months Ended
	March 31,			Percentage
	2021	2020	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$44,913	$41,458	$3,455	8%
Industrial and mining products	53,203	41,953	11,250	27%
Total net sales	$98,116	$83,411	$14,705	18%

Gross profit:
Adjusted gross profit (1)	$24,939	$20,128	$4,811	24%
Depreciation and amortization (2)	(16,739)	(17,577)	838	(5)%
Turnaround expense	(140)	—	(140)
Total gross profit	8,060	2,551	5,509	216%
Selling, general and administrative expense	8,793	10,006	(1,213)	(12)%
Other income, net	(263)	(468)	205
Operating loss	(470)	(6,987)	6,517	(93)%
Interest expense, net (3)	12,372	13,479	(1,107)	(8)%
Non-operating other expense (income), net	395	(675)	1,070
Provision (benefit) for income taxes	42	(339)	381
Net loss	$(13,279)	$(19,452)	$6,173	(32)%

Other information:
Gross profit percentage (4)	8.2%	3.1%	5.1%
Adjusted gross profit percentage (4)	25.4%	24.1%	1.3%
Property, plant and equipment expenditures	$6,133	$10,737	$(4,604)	(43)%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	The first quarters of 2021 and 2020 includes interest expense of $0.1 and $1.3 million associated with a litigation judgment discussed in footnote (B) of Note 5.
(4)	As a percentage of the total net sales.

The following tables provide key operating metrics for the agricultural products:

	Three Months Ended
	March 31,			Percentage
Product (tons sold)	2021	2020	Change	Change
UAN	109,243	114,689	(5,446)	(5)%
HDAN	76,162	65,874	10,288	16%
Ammonia	22,054	20,510	1,544	8%
Other	2,750	2,946	(196)	(7)%
Total	210,209	204,019	6,190	3%

	Three Months Ended
	March 31,			Percentage
Gross Average Selling Prices (price per ton)	2021	2020	Change	Change
UAN	$161	$161	$—	—%
HDAN	$237	$236	$1	—%
Ammonia	$288	$245	$43	18%

With respect to sales of industrial and mining products, the following table indicates key operating metrics of our major products:

	Three Months Ended
	March 31,			Percentage
Product (tons sold)	2021	2020	Change	Change
Ammonia	43,193	70,528	(27,335)	(39)%
AN, Nitric Acid and Other	116,165	67,434	48,731	72%
Total	159,358	137,962	21,396	16%

Tampa Ammonia Benchmark (price per metric ton)	$348	$250	$98	39%

Net Sales

Agricultural product sales increased driven primarily by higher ammonia sales prices and higher sales volumes of HDAN and ammonia partially offset by lower UAN sales volumes resulting from the production interruption from the February weather event discussed under “Items Affecting Comparability of Results of the First Quarter.”  Ammonia selling prices have increased as a result of increasing demand and tightening inventory levels.

Industrial acids and other industrial product sales increased primarily from higher sales prices due primarily to higher Tampa Ammonia benchmark pricing and higher nitric acid sales volume due in part to sales beginning in 2021 pursuant to the new long-term nitric acid supply agreement.  The average Tampa Ammonia pricing was approximately $98 per ton higher compared to the same period in 2020.  This increase was partially offset by lower ammonia sales volume as more of this product was upgraded to other products, including agricultural and mining products.

Mining products sales improved driven by both increased sales volumes and prices.  Demand for mining products has improved, especially relating to metals mining as expanding electric vehicle market is driving the need for copper. Also, certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas increases, the pricing for these products increase accordingly.

Gross Profit

As noted in the table above, we recognized a gross profit of $8.1 million for the first quarter of 2021 compared to $2.6 million for the same period in 2020, or a $5.5 million improvement.  Overall, our gross profit percentage was 8.2% compared to 3.1% for the same period in 2020.  Our adjusted gross profit percentage increased slightly to 25.4% for the first quarter of 2021 from 24.1% for the first quarter of 2020.

The increase in gross profit was primarily driven by higher sales prices for our products coupled with increased sales volume of upgraded product including nitric acid and AN. The improvement in gross profit was partially offset by the net impact of the February weather disruption and overall higher average natural gas costs which averaged $3.15 per MMBtu for the first quarter of 2021 as compared to $2.09 per MMBtu for the first quarter of 2020.

Selling, General and Administrative

Our SG&A expenses were $8.8 million for the first quarter of 2021, a decrease of $1.2 million compared to the same period in 2020.  The decrease was primarily driven by lower professional fees including legal fees associated with the legal matter discussed above under “Items Affecting Comparability of Results of the First Quarter” partially offset by an increase in short and long-term compensation incentives.

Interest Expense, net

Interest expense for the first quarter of 2021 was $12.4 million compared to $13.5 million for the same period in 2020.  The decrease relates primarily to the interest expense incurred during the first quarter of 2020 associated with a litigation judgment discussed in footnote (B) of Note 5.

Provision (Benefit) for Income Taxes

The provision for income taxes for the first quarter of 2021 was minimal compared to a benefit for income taxes $0.3 million for the same period in 2020.  The resulting effective tax rate for the first quarter of 2020 was 2%.  For the first quarters of 2021 and 2020, the effective tax rate is less than the statutory rate primarily due to the impact of the valuation allowance.  Also see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the three months ended March 31:

	2021	2020	Change
	(In Thousands)
Net cash flows from operating activities	$12,711	$(2,178)	$14,889

Net cash flows from investing activities	$(5,935)	$(10,558)	$4,623

Net cash flows from financing activities	$(8,808)	$27,428	$(36,236)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $12.7 million for the first quarter of 2021 compared to net cash used of $2.2 million for the same period of 2020, a change of $14.9 million.

For the first quarter of 2021, the net cash provided is the result of a net loss of $13.3 million plus adjustments of $16.8 million for depreciation and amortization of PP&E less other adjustments of $0.4 million and net cash provided of $9.6 million primarily from our working capital.

For the first quarter of 2020, the net cash used is the result of a net loss of $19.5 million plus adjustments of $17.6 million for depreciation and amortization of PP&E and other adjustments of $1.3 million and net cash used of $1.6 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $5.9 million for the first quarter of 2021 compared to $10.6 million for the same period of 2020, a change of approximately $4.6 million.

For the first quarters of 2021 and 2020, the net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $8.8 million for the first quarter of 2021 compared to net cash provided of $27.4 million for the same period of 2020, a change of $36.2 million.

For the first quarter of 2021, the net cash used primarily consists of payments on other long-term debt and short-term financing.

For the first quarter of 2020, the net cash provided primarily consists of proceeds of $30 million from our Working Capital Revolver Loan and proceeds of $2.6 million from other long-term debt partially offset by payments on other long-term debt and short-term financing of $5.1 million and payments of $0.1 million for other financing activities.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	March 31,	December 31,
	2021	2020
	(In Millions)
Cash and cash equivalents	$14.2	$16.3
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2023	435.0	435.0
Unsecured Loan Agreement due 2022	10.0	10.0
Secured Financing due 2023	10.0	10.7
Secured Loan Agreement due 2025	6.5	6.8
Secured Financing due 2025	27.6	28.6
Secured Promissory Note due 2021	—	1.2
Other	0.4	0.5
Unamortized discount and debt issuance costs	(7.7)	(8.6)
Total long-term debt, including current portion, net	$481.8	$484.2
Series E and F redeemable preferred stock (1)	$282.1	$272.1
Total stockholders' equity	$127.0	$149.6
(1)	Liquidation preference of $287.5 million as of March 31, 2021.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million.  As of March 31, 2021, our Working Capital Revolver Loan was undrawn and had approximately $41.8 million of availability.

For the full year of 2021, we expect capital expenditures to be approximately $30 million, which includes approximately $5 million for margin enhancement projects.  The remaining capital spending is planned for reliability and maintenance capital projects.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below in Note 4, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of March 31, 2021, no trigger event had occurred.

Loan Agreements and Redeemable Preferred Stock

Senior Secured Notes due 2023 – LSB has $435 million aggregate principal amount of the 9.625% Senior Secured Notes currently outstanding, as discussed in footnote (B) of Note 4.  Interest is to be paid semiannually on May 1st and November 1st, maturing May 1, 2023.

Unsecured Loan Agreement due 2022 – LSB is a party to an unsecured PPP loan with a lender pursuant to a new loan program through the SBA as the result of the PPP established by the CARES Act and amended by the Paycheck Protection Program Flexibility Act of 2020. We have used all or substantially all of the proceeds from the PPP loan for payroll, rent, utilities, and other specified costs that qualify for loan forgiveness.  Under the current terms of the PPP loan, loan forgiveness applications are due within 10 months after the end of the loan forgiveness covered period, which period began on the date the PPP loan was disbursed and ends either eight weeks or 24 weeks after disbursement of the loan.  In April 2021, we submitted the PPP loan forgiveness application to the lender.  Once the SBA notifies the lender the amount of the loan which has been approved for forgiveness, the lender will determine the date that the equal monthly principal and interest payments will begin for the remaining loan balance, if any.  As of March 31, 2021, the loan matures in April 2022, which term may be extended to April 2025 if mutually agreed to by the parties.  As for the potential loan forgiveness, once the PPP loan is, wholly or partially, forgiven and a legal release is received, the liability would be reduced by the amount forgiven and a gain on extinguishment would be recorded.

Secured Financing due 2023 – EDC is party to a secured financing arrangement with an affiliate of LSB Funding.  Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023.

Secured Loan Agreement due 2025 - EDC is party to a secured loan agreement with an affiliate of LSB Funding. Principal and interest are payable in 60 equal monthly installments through March 2025.

Secured Financing due 2025 – EDA is party to a $30 million secured financing arrangement with an affiliate of LSB Funding. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Working Capital Revolver Loan – At March 31, 2021, our Working Capital Revolver Loan was undrawn and had approximately $41.8 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Redemption of Series E Redeemable Preferred – At March 31, 2021, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $287.5 million.

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

Capital Expenditures – First Quarter of 2021

For the first quarter of 2021, capital expenditures relating to PP&E were $6.1 million.  The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $0.9 million during the first quarter of 2021 in connection with environmental projects.  For the remainder of 2021, we expect to incur expenses ranging from $2.9 million to $3.3 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the annual rate of 14% of the liquidation value of $1,000 per share, but such annual rate increased to 14.5% beginning in April 2021 as discussed in Note 10. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the annual rate. As of March 31, 2021, the semi-annual compounded dividend is approximately $136.29 per share for the current aggregate semi-annual dividend of $19.0 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of March 31, 2021, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $147.7 million.

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

As of March 31, 2021, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.7 million.  All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders and an immediate family member.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

Seasonality

We believe fertilizer products sold to the agricultural industry are seasonal, while sales into the industrial and mining sectors generally are less susceptible to seasonal fluctuations.  The selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets where we distribute the majority of our agricultural products.  As a result, we typically increase our inventory of fertilizer products prior to the beginning of each planting season in order to meet the demand for our products.  In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of March 31, 2021, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed later in 2021.

New Accounting Pronouncements

Refer to Note 1 for recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2020 Form 10-K.  In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters, including matters discussed under footnote A and the lawsuit styled City of West, Texas vs. CF Industries, Inc., et al., discussed under “Other Pending, Threatened or Settled Litigation” of Note 5.

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

It is also reasonably possible that the estimates and assumptions utilized as of March 31, 2021 could change in the near term.  Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period.  At March 31, 2021, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At March 31, 2021, we had no outstanding natural gas contracts, which are accounted for on a mark-to-market basis.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of March 31, 2021, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2021.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “could” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	our ability to invest in projects that will generate best returns for our stockholders;
•	the impact from the COVID-19 pandemic;
•	our future liquidity outlook;
•	the outlook of our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the recent nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the industrial and mining industries;
•	the availability of raw materials;
•	our ability to broaden the distribution of our products, including our ability to leverage our nitric acid production capacity at our El Dorado Facility;
•	our ability to develop a strategy to capitalize on ammonia opportunities;
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our production facilities;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	annual natural gas requirements;
•	compliance by our Facilities with the terms of our permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in interest expense;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes associated with the COVID-19 pandemic and governmental and related responses;
•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;
•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;

•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, including environmental regulations, or in the interpretation of such;
•	changes in laws, regulations or other issues related to climate change;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of natural gas and certain precious metals;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	changes in operating strategy or development plans;
•	our inability to adequately evaluate potential acquisitions of strategic assets or companies;
•	an inability to fund the working capital and expansion of our businesses;
•	our inability to improve our capital structure and overall cost of capital;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	adverse effects from regulatory policies, including tariffs;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products; and
•	other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2020.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

CAO	-	A consent administrative order.

CARES	-	Coronavirus Aid, Relief, and Economic Security Act

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The novel coronavirus disease of 2019.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EUC	-	Environmental Use Control.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U.S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, Barry H. Golsen, and certain of their related parties identified as beneficial owners of our securities.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Notes	-	The notes issued on June 21, 2019 with an interest rate of 9.625%, which mature in May 2023.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The notes issued on April 28, 2018 with an interest rate of 9.625%, which mature in May 2023.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PAR	-	Permit Appeal Resolution.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SBA	-	Small Business Administration

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of LSB Funding L.L.C. which matures in August 2025.

Secured Loan Agreement due 2025	-	A secured loan agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in March 2025.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which, matured in March 2021.

Senior Secured Notes	-	The Notes and New Notes, taken together due on May 1, 2023 with a stated interest rate of 9.625%.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2019 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2018 and ended in 2019 and primarily relates to corn planted and harvested in 2018.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2019 and ended in 2020 and primarily relates to corn planted and harvested in 2019.

2021 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2020 and will end in 2021 and primarily relates to corn planted and harvested in 2020.

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

Item 1A. Risk Factors

Reference is made to Item 1A of our 2020 Form 10-K, filed with the SEC on February 25, 2021.  There are no material changes from the risk factors disclosed in our 2020 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 39.

Index to Exhibits Item

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii).1	Amended and Restated Bylaws of LSB Industries, Inc. dated August 20, 2009, as amended February 18, 2010, January 17, 2014, February 4, 2014 and August 21, 2014	Exhibit 3(ii).1 to the Company’s Form 8-K filed August 27, 2014

3(ii).2	Fifth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of April 26, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed April 30, 2015

3(ii).3	Sixth Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 2, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 8, 2015

3(ii).4	Seventh Amendment to the Amended and Restated Bylaws of LSB Industries, Inc., dated as of December 22, 2015	Exhibit 3(ii) to the Company’s Form 8-K filed December 29, 2015

3.1	Certificate of Designations of Series G Class C Preferred Stock of LSB Industries, Inc., as filed with the Secretary of State of the State of Delaware on July 6, 2020.	Exhibit 3.1 to the Company’s Form 8-K filed July 6, 2020

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 29th day of April 2021.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Harold L. Rieker, Jr.
Harold L. Rieker, Jr.
Vice President – Financial Reporting
(Principal Accounting Officer)