Form 10-Q
period 2021-06-30
LSB INDUSTRIES INC
filed 2021-07-29
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 30,300,571 shares as of July 23, 2021.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2021 is unaudited)

	June 30,	December 31,
	2021	2020
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$17,625	$16,264
Accounts receivable	67,431	42,929
Allowance for doubtful accounts	(377)	(378)
Accounts receivable, net	67,054	42,551
Inventories:
Finished goods	12,781	17,778
Raw materials	1,521	1,795
Total inventories	14,302	19,573
Supplies, prepaid items and other:
Prepaid insurance	5,682	12,315
Precious metals	7,801	6,787
Supplies	25,878	25,288
Other	4,757	6,802
Total supplies, prepaid items and other	44,118	51,192
Total current assets	143,099	129,580

Property, plant and equipment, net	871,780	891,198

Other assets:
Operating lease assets	27,854	26,403
Intangible and other assets, net	6,752	6,121
	34,606	32,524

	$1,049,485	$1,053,302

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2021 is unaudited)

	June 30,	December 31,
	2021	2020
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$51,212	$46,551
Short-term financing	4,516	13,576
Accrued and other liabilities	30,541	30,367
Current portion of long-term debt	9,049	16,801
Total current liabilities	95,318	107,295

Long-term debt, net	461,459	467,389

Noncurrent operating lease liabilities	20,277	19,845

Other noncurrent accrued and other liabilities	7,372	6,090

Deferred income taxes	31,195	30,939

Commitments and contingencies (Note 5)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, 210,000 shares issued; 139,768 outstanding; aggregate liquidation preference of $297,706,000 ($277,982,000 at December 31, 2020)	292,849	272,101
Series F redeemable Class C preferred stock, no par value, 1 share issued and outstanding; aggregate liquidation preference of $100	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3,385,000 ($3,265,000 at December 31, 2020)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1,342,000 ($1,312,000 at December 31, 2020)	1,000	1,000
Common stock, $.10 par value; 75,000,000 shares authorized, 31,283,210 shares issued	3,128	3,128
Capital in excess of par value	192,980	198,215
Accumulated deficit	(51,844)	(41,487)
	147,264	162,856
Less treasury stock, at cost:
Common stock, 982,639 shares (2,074,565 shares at December 31, 2020)	6,249	13,213
Total stockholders' equity	141,015	149,643
	$1,049,485	$1,053,302

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Amounts)
Net sales	$140,696	$105,033	$238,812	$188,444
Cost of sales	105,688	86,012	195,744	166,872
Gross profit	35,008	19,021	43,068	21,572

Selling, general and administrative expense	8,545	8,504	17,338	18,510
Other expense (income), net	6	(167)	(257)	(635)
Operating income	26,457	10,684	25,987	3,697

Interest expense, net	12,290	12,476	24,662	25,955
Gain on extinguishment of debt	(10,000)	—	(10,000)	—
Non-operating other expense (income), net	745	(128)	1,140	(803)
Income (loss) before benefit for income taxes	23,422	(1,664)	10,185	(21,455)
Benefit for income taxes	(248)	(1,299)	(206)	(1,638)
Net income (loss)	23,670	(365)	10,391	(19,817)

Dividends on convertible preferred stocks	75	75	150	150
Dividends on Series E redeemable preferred stock	10,213	8,689	19,724	16,996
Accretion of Series E redeemable preferred stock	513	505	1,024	1,009
Net income attributable to participating securities	223	—	—	—
Net income (loss) attributable to common stockholders	$12,646	$(9,634)	$(10,507)	$(37,972)

Income (loss) per common share:
Basic:
Net income (loss)	$0.44	$(0.34)	$(0.37)	$(1.35)

Diluted:
Net income (loss)	$0.42	$(0.34)	$(0.37)	$(1.35)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2020	31,283	(2,075)	$3,000	$3,128	$198,215	$(41,487)	$(13,213)	$149,643
Net loss						(13,279)		(13,279)
Dividend accrued on redeemable preferred stock						(9,511)		(9,511)
Accretion of redeemable preferred stock						(511)		(511)
Stock-based compensation					713			713
Issuance of restricted stock		835			(5,310)		5,310	—
Other		(5)					(18)	(18)
Balance at March 31, 2021	31,283	(1,245)	$3,000	$3,128	$193,618	$(64,788)	$(7,921)	$127,037

Net income						23,670		23,670
Dividend accrued on redeemable preferred stock						(10,213)		(10,213)
Accretion of redeemable preferred stock						(513)		(513)
Stock-based compensation					1,062			1,062
Issuance of unrestricted stock		267			(1,700)		1,700	—
Other		(5)			-		(28)	(28)
Balance at June 30, 2021	31,283	(983)	$3,000	$3,128	$192,980	$(51,844)	$(6,249)	$141,015

Balance at December 31, 2019	31,283	(2,010)	$3,000	$3,128	$196,833	$57,632	$(13,266)	$247,327
Net loss						(19,452)		(19,452)
Dividend accrued on redeemable preferred stock						(8,307)		(8,307)
Accretion of redeemable preferred stock						(504)		(504)
Stock-based compensation					495			495
Other		30			(356)		292	(64)
Balance at March 31, 2020	31,283	(1,980)	$3,000	$3,128	$196,972	$29,369	$(12,974)	$219,495
Net loss						(365)		(365)
Dividend accrued on redeemable preferred stock						(8,689)		(8,689)
Accretion of redeemable preferred stock						(505)		(505)
Stock-based compensation					684			684
Other		14			(90)		90	—
Balance at June 30, 2020	31,283	(1,966)	$3,000	$3,128	$197,566	$19,810	$(12,884)	$210,620

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$10,391	$(19,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	256	(1,661)
Gain on extinguishment of debt	(10,000)	—
Depreciation and amortization of property, plant and equipment	33,725	34,572
Amortization of intangible and other assets	629	631
Other	1,749	3,192
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(23,369)	(3,117)
Inventories	5,535	8,655
Prepaid insurance	6,633	6,642
Precious metals	(1,014)	(2,114)
Accounts payable	3,627	(7,674)
Accrued interest	(20)	1,685
Other assets and other liabilities	2,439	(1,618)
Net cash provided by operating activities	30,581	19,376

Cash flows from investing activities
Expenditures for property, plant and equipment	(14,849)	(17,953)
Other investing activities	300	299
Net cash used by investing activities	(14,549)	(17,654)

Cash flows from financing activities
Proceeds from revolving debt facility	12,000	30,000
Payments on revolving debt facility	(12,000)	—
Proceeds from other long-term debt	—	12,570
Payments on other long-term debt	(5,520)	(4,411)
Payments on short-term financing	(9,060)	(6,095)
Other financing activities	(91)	(64)
Net cash provided (used) by financing activities	(14,671)	32,000

Net increase in cash and cash equivalents	1,361	33,722

Cash and cash equivalents at beginning of period	16,264	22,791
Cash and cash equivalents at end of period	$17,625	$56,513

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

In our opinion, the unaudited condensed consolidated financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Redeemable Preferred Stocks – Our redeemable preferred stocks that are redeemable outside of our control are classified as temporary/mezzanine equity.  The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E Redeemable Preferred required bifurcation and are classified as derivative liabilities.  The carrying values of the redeemable preferred stocks are being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount will equal the redemption value as of October 25, 2023, the earliest possible redemption date by the holder.  The accretion was recorded to retained earnings.  However, this accretion will change if the expected redemption date changes. Also, see discussion in Note 12 – Subsequent Events.

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

At June 30, 2021, and December 31, 2020, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable). The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

Income (Loss) per Common Share – Net income (loss) attributable to common stockholders is computed by adjusting net income (loss) by the amount of dividends and dividend requirements on preferred stocks and the accretion of redeemable preferred stocks, if applicable.  Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, excluding contingently issuable common shares (unvested restricted stock), if applicable.  For periods we earn net income, a proportional share of net income is allocated to participating securities, if applicable and dilutive, determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”).  Certain securities (Series E Redeemable Preferred and restricted stock units) participate in dividends declared on our common stock and are therefore considered to be participating securities.

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

Recently Adopted Accounting Pronouncement

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Income (loss) Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$23,670	$(365)	$10,391	$(19,817)
Adjustments for basic net income (loss) per common share:
Dividend requirements on Series E Redeemable Preferred	(10,213)	(8,689)	(19,724)	(16,996)
Dividend requirements on Series B Preferred	(60)	(60)	(120)	(120)
Dividend requirements on Series D Preferred	(15)	(15)	(30)	(30)
Accretion of Series E Redeemable Preferred	(513)	(505)	(1,024)	(1,009)
Net income attributable to participating securities	(223)	—	—	—
Numerator for basic net income (loss) per common share - net income (loss) attributable to common stockholders	$12,646	$(9,634)	$(10,507)	$(37,972)
Dividends on Series B and Series D Preferred assumed to be converted, if dilutive	75	—	—	—
Numerator for diluted net income (loss) per common share	$12,721	$(9,634)	$(10,507)	$(37,972)

Denominator:
Denominator for basic net income (loss) per common share - weighted- average shares (1)	28,485,251	28,198,963	28,414,863	28,187,584
Effect of dilutive securities:
Convertible preferred stocks	916,666	—	—	—
Unvested restricted stock and stock units	741,784	—	—
Dilutive potential common shares	1,658,450	—	—	—

Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	30,143,701	28,198,963	28,414,863	28,187,584

Basic net income (loss) per common share	$0.44	$(0.34)	$(0.37)	$(1.35)

Diluted net income (loss) per common share	$0.42	$(0.34)	$(0.37)	$(1.35)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restricted stock and stock units	—	1,308,881	1,662,514	1,257,869
Convertible preferred stocks	—	916,666	916,666	916,666
Series E Redeemable Preferred - embedded derivative	303,646	303,646	303,646	303,646
Stock options	66,431	124,000	79,547	124,000
	370,077	2,653,193	2,962,373	2,602,181

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Current and Noncurrent Accrued and Other Liabilities

	June 30,	December 31,
	2021	2020
	(In Thousands)
Accrued interest	$8,649	$8,669
Accrued payroll and benefits	7,910	5,837
Current portion of operating lease liabilities	7,704	6,706
Accrued death and other executive benefits	2,527	2,539
Series E Redeemable Preferred - embedded derivative	2,181	1,029
Deferred revenue	895	1,890
Other	8,047	9,787
	37,913	36,457
Less noncurrent portion	7,372	6,090
Current portion of accrued and other liabilities	$30,541	$30,367

4. Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
	2021	2020
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 3.75% (A)	$—	$—
Senior Secured Notes due 2023 (B)	435,000	435,000
Secured Financing due 2023, with an interest rate of 8.32% (C)	9,241	10,715
Secured Loan Agreement due 2025, with an interest rate of 8.75% (D)	6,156	6,834
Secured Financing due 2025, with an interest rate of 8.75% (E)	26,534	28,636
Unsecured Loan Agreement due 2022 (F)	—	10,000
Secured Promissory Note due 2021	—	1,221
Other	387	432
Unamortized discount, net of premium and debt issuance costs	(6,810)	(8,648)
	470,508	484,190
Less current portion of long-term debt	9,049	16,801
Long-term debt due after one year, net	$461,459	$467,389

(A) Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At June 30, 2021, our available borrowings under our Working Capital Revolver Loan were approximately $50.3 million, based on our eligible collateral, less outstanding letters of credit and loan balance.  The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024.  Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million. The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

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

(D) EDC is party to a secured loan agreement with an affiliate of LSB Funding. Principal and interest are payable in 60 equal monthly installments through March 2025.

(E) In August 2020, El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, entered into a $30 million secured financing arrangement with an affiliate of LSB Funding. Beginning in September 2020, principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025. This financing arrangement is secured by an ammonia storage tank and is guaranteed by LSB.

(F) In April 2020, LSB entered into a federally guaranteed loan agreement (“PPP loan”) for $10 million with a lender pursuant to a new loan program through the U.S. Small Business Administration (“SBA”) as the result of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended by the Paycheck Protection Program Flexibility Act of 2020.  We applied ASC 470, Debt, to account for the PPP loan. We have used all of the proceeds from the PPP loan for payroll, rent, utilities, and other specified costs that qualify for loan forgiveness.  In April 2021, we submitted the PPP loan forgiveness application to the lender.  In June 2021, the PPP loan was fully forgiven by the SBA and lender.  As a result, we recognized a gain on extinguishment of debt of $10 million for the three months ended June 30, 2021.

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

At June 30, 2021, certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market, which contracts included volume purchase commitments with fixed costs of approximately 4.7 million MMBtus of natural gas.  These contracts extend through December 2021 at a weighted-average cost of $2.75 per MMBtu ($13.1 million) and a weighted-average market value of $3.40 per MMBtu ($16.1 million).

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Commitments and Contingencies (continued)

Settlements of Gain Contingencies - In June 2020, EDC and certain vendors mediated settlements for EDC to recover certain costs associated with a nitric acid plant at our El Dorado Facility.  The construction of this plant was completed, and the plant began production in 2016. As a result, the recovery from these settlements recognized during the three months ended June 30, 2020, includes approximately $5.7 million classified as a reduction to cost of sales and approximately $1.9 million classified as a reduction to PP&E.

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

As of June 30, 2021, our accrued liabilities for environmental matters totaled $467,000 relating primarily to the matters discussed below.  Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies or our experience with other similar matters.  It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

In 2017, the Pryor Chemical Company (“PCC”) filed a Permit Renewal Application for its Non-Hazardous Injection Well Permit at the Pryor Facility.  Although the Injection Well Permit expired in 2018, PCC continues to operate the injection well pending the Oklahoma Department of Environmental Quality (“ODEQ”) action on the Permit Renewal Application.  PCC and ODEQ are engaged in ongoing discussions related to the renewal of the injection well to address the wastewater stream.

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

The risk assessment was submitted in 2007.  In 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  Subsequent to the PAR mentioned previously, a new CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination.  During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established at June 30, 2021, in connection with this ADEQ matter.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of June 30, 2021, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreements discussed above.

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

During 2018, the court bifurcated the case into: (1) Global’s claims against Leidos and LSB, and (2) the cross-claims between Leidos and LSB.  Part (1) of the case was tried in the court.  In March 2020, the court rendered an interim judgment and issued its final judgment in April 2020.  In summary, the judgment awarded Global (i) approximately $7.4 million (including the $3.5 million discussed above) for labor, service, and materials furnished relating to the Ammonia Plant, (ii) approximately $1.3 million for prejudgment interest, and (iii) a claim of lien on certain property and the foreclosure of the lien to satisfy these obligations.  In addition, post-judgment interest will accrue at the annual rate of 4.25% until paid.  During the first six months of 2020, this judgment impacted our condensed consolidated statement of operations as follows:

•	additional depreciation expense of $0.5 million classified as cost of sales; and
•	prejudgment and post-judgment interest expense totaling $1.4 million.

We have filed a notice of intent to appeal, and the court entered a stay of the judgment pending appeal.

LSB intends to vigorously prosecute its claims against Leidos and vigorously contest the cross-claims in Part (2) of the matter.  Due to the impact from the COVID-19 pandemic, the trial date for Part (2) of the matter has been delayed and we are awaiting a new trial date.

No liability was established at June 30, 2021, or December 31, 2020, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivatives, Hedges and Financial Instruments

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Natural Gas Contracts

Periodically, we entered into certain forward natural gas contracts (“natural gas contracts”), which are accounted for on a mark-to-market basis.  We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments.  At December 31, 2020, our natural gas contracts included 7.3 million MMBtu of natural gas, that extended through December 2021, but these contracts were settled during the first quarter of 2021, primarily due to the weather event discussed in Note 5.  At June 30, 2021, we had no outstanding natural gas contracts.  The valuations of the natural gas contracts are classified as Level 2.  At December 31, 2020, the valuation inputs included the contractual weighted-average cost of $2.65 per MMBtu and the weighted-average market value of $2.49 per MMBtu.

For the six months ended June 30, 2021, we recognized a gain of $2.7 million (including a realized gain of $1.5 million), all of which was recognized in the first quarter.  For the three and six months ended June 30, 2020, we recognized a minimal gain and a loss of $0.7, respectively.  The gain is classified as a reduction of cost of sales and the loss is classified as cost of sales.

Embedded Derivative

As discussed in Note 8, certain embedded features (“embedded derivative”) relating to the redemption of the Series E Redeemable Preferred, which includes certain contingent redemption features and the participation rights value have been bifurcated from the Series E Redeemable Preferred and recorded as a liability. At June 30, 2021, and December 31, 2020, we estimate that the contingent redemption features have fair value since we estimate that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023.  For certain other embedded features, we estimated no fair value based on our assessment that there is a remote probability that these features will be exercised.

The fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023, compared to certain estimated redemptions during the same period and applying the effective dividend rate of the Series E Redeemable Preferred. In addition, at June 30, 2021, and December 31, 2020, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $6.05 and $3.39 per share, respectively.

The valuations of the embedded derivative are classified as Level 3.  This derivative is valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock.

For the three months ended June 30, 2021, and 2020, we recognized an unrealized loss of approximately $0.7 million and an unrealized gain of approximately $0.1 million, respectively, due to the change in fair value of the embedded derivative.  For the six months ended June 30, 2021, and 2020, we recognized an unrealized loss of approximately $1.2 million and an unrealized gain of approximately $0.8 million, respectively, due to the change in fair value of the embedded derivative.  The unrealized gain and loss are included in non-operating other income and expense.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Derivatives, Hedges and Financial Instruments (continued)

The following details our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and December 31, 2020:

		Fair Value Measurements at June 30, 2021 Using
Description	Total Fair Value at June 30, 2021	Quoted Prices in Active Markets for Identical Contracts (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Total Fair Value at December 31, 2020
	(In Thousands)

Assets - Supplies, prepaid items and other:
Natural gas contracts	$—	$—	$—	$—	$80
Total	$—	$—	$—	$—	$80

Liabilities - Current and noncurrent accrued and other liabilities:
Natural gas contracts	$—	$—	$—	$—	$1,285
Embedded derivative	$2,181	$—	$—	$2,181	$1,029
Total	$2,181	$—	$—	$2,181	$2,314
(1)	There was no Level 3 transfer activity for the six months ended June 30, 2021.

7. Income Taxes

Benefit for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	(175)	(12)	(462)	23
Total Current	$(175)	$(12)	$(462)	$23

Deferred:
Federal	$(57)	$(1,138)	$(136)	$(1,891)
State	(16)	(149)	392	230
Total Deferred	$(73)	$(1,287)	$256	$(1,661)
Benefit for income taxes	$(248)	$(1,299)	$(206)	$(1,638)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Income Taxes (continued)

For the three and six months ended June 30, 2021, and 2020, the current provision (benefit) for state income taxes shown above includes regular state income tax, provisions for uncertain state income tax positions, the impact of state tax law changes and other similar adjustments.

Our estimated annual effective tax rate for 2021 includes the impact of permanent tax differences including but not limited to PPP loan forgiveness, limits on deductible compensation, state tax law changes, and valuation allowances.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized and we estimate the valuation allowance to be recorded during 2021 to be approximately $3.0 million.  We have also determined it is more-likely-than-not that a portion of our state deferred tax assets will not be able to be utilized. However, we estimate a reduction in the related valuation allowance associated with these state deferred tax assets to be recorded during 2021 will be approximately $4.4 million.

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

The tax benefit for the six months ended June 30, 2021 was $0.2 million (2% benefit on pre-tax income) and the tax benefit for the six months ended June 30, 2020, was $1.6 million (8% benefit on pre-tax loss).  For both periods, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances.

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

8. Redeemable Preferred Stocks

Series E and Series F Redeemable Preferred

As of June 30, 2021, the Series E Redeemable Preferred had a 14.5% annual dividend rate and a participating right in dividends and liquidating distributions equal to 303,646 shares of common stock (participation rights value).  Dividends accrue semi-annually in arrears and are compounded.  Pursuant to the terms of the Series E Redeemable Preferred, the annual dividend rate will increase (a) by an additional 0.50% in April 2022 and (b) by an additional 1.0% in April 2023. The Series E Redeemable Preferred contains redemption features and a participation rights value that are being accounted for as derivative instruments and have been bifurcated from the Series E Redeemable Preferred as discussed in Note 6.  Also, see discussion in Note 12 – Subsequent Events.

As of June 30, 2021, the Series F Redeemable Preferred has voting rights to vote as a single class on all matters which the common stock have the right to vote and is entitled to a number of votes equal to 456,225 shares of our common stock.

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred
	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2020	139,768	$272,101
Accretion relating to liquidation preference on preferred stock	—	547
Accretion for discount and issuance costs on preferred stock	—	477
Accumulated dividends	—	19,724
Balance at June 30, 2021	139,768	$292,849

9.  Net Sales

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our condensed consolidated financial statements:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In Thousands)
Net sales:
Agricultural products	$66,508	$64,997	$111,421	$106,455
Industrial acids and other chemical products	60,608	29,559	100,883	64,765
Mining products	13,580	10,477	26,508	17,224
Total net sales	$140,696	$105,033	$238,812	$188,444

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 15 months at June 30, 2021.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $1.2 million and $2.5 million of contract liabilities as of June 30, 2021 and December 31, 2020, respectively.  For the three and six months ended June 30, 2021, revenues of $1.0 million and $1.6 million, respectively, were recognized and included in the balance at the beginning of the respective period. For the three and six months ended June 30, 2020, revenues of $1.5 million and $1.0 million, respectively, were recognized and included in the balance at the beginning of the respective period.

10. Related Party Transactions

As of June 30, 2021, we have three separate outstanding financing arrangements with an affiliate of LSB Funding as discussed in footnotes (D), (E) and (F) of Note 4.  Also, an affiliate of LSB Funding holds $50 million of our Senior Secured Notes discussed in footnote (B) of Note 4.  In addition, LSB Funding holds all outstanding shares of the Series E and Series F Redeemable Preferred discussed in Note 8.  Also, see discussion in Note 12 – Subsequent Events.

The Golsen Holders and an immediate family member hold all outstanding shares of the Series B Preferred and Series D Preferred, which accumulated dividends on such shares totaled approximately $1.7 million at June 30, 2021.

11. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended
	June 30,
	2021	2020
	(In Thousands)
Cash refunds for:
Income taxes, net	$(183)	$(319)
Noncash continuing investing and financing activities:
Accounts receivable, supplies, other assets, accounts payable and accrued liabilities associated with additions of property, plant and equipment	$15,484	$11,152
Dividends accrued on Series E Redeemable Preferred	$19,724	$16,996
Accounts payable associated with financing professional fees	$1,916	$—
Accretion of Series E Redeemable Preferred	$1,024	$1,009
Extinguishment of PPP loan	$10,000	$—

12.  Subsequent Events

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 19, 2021, we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with LSB Funding LLC (the “Holder”), an affiliate of Eldridge. Pursuant to the terms of the Exchange Agreement, the Holder has agreed with us to exchange all of the shares of our Series E and Series F Redeemable Preferred Stock held by it for shares of our common stock.  Under the terms of the Exchange Agreement, LSB would exchange, at the closing, approximately $300 million of preferred stock held by Eldridge into an equivalent value of our common stock based on an exchange price of $6.16, which is equal to the 30-day volume weighted average price as of the date of the Exchange Agreement.  In connection with the transaction, our common stockholders will receive a special dividend in the form of 0.30 shares of our common stock for every share owned as of the record date and any such amount received by the Holder will reduce the exchange consideration otherwise payable under the Exchange Agreement. Completion of the exchange transaction is subject to a number of customary closing conditions, including receipt of stockholder approval from the holders of a majority of the shares of our outstanding common stock not held by Eldridge or any of its affiliates.  This summary description of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Exchange Agreement included as exhibit 10.2 in this Form 10-Q.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our June 30, 2021 condensed consolidated financial statements included elsewhere in this report.  A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements.  This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

▪

In October 2020, we announced a new long-term nitric acid supply contract with a customer.  Under the agreement, we agreed to supply between 70,000 to 100,000 tons of nitric acid per year, with sales beginning in January 2021.  This contract advances our focus to leverage underutilized nitric acid production capacity at our El Dorado Facility.

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

•

Improve Our Capital Structure and Overall Cost of Capital.  In July 2021, we signed a definitive agreement with LSB Funding (the “Holder”), an affiliate of Eldridge, to exchange the shares of LSB Series E and Series F Redeemable Preferred Stock held by the Holder for shares of LSB common stock.  We believe the exchange will relieve the Company and our common stockholders from the expensive, compounding burden of the preferred stock dividend, improving the current capital structure and, when combined with favorable credit markets, may enable us to refinance our senior secured notes on more favorable terms than our current senior secured notes.  Additionally, we believe that consummation of the exchange transaction would provide us with the financial flexibility needed to grow our business organically and through strategic mergers and acquisitions, while maintaining our significant federal net operating losses. Please refer to “Recent Business Developments” below for further information.

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

Recent Business Developments

Continued Improvement in Product Sales

Driven by several supply and demand factors, selling prices for all of our major products improved during the second quarter of 2021 compared to the same quarter of 2020. As for our agricultural business, corn prices reached an eight-year during the first half of 2021 and we are benefiting from strong farmer economics. Chinese demand for corn continues to be strong as China continues to rebuild their swine population following the swine flu, which decimated the swine population several years ago.  This demand for feed is expected to remain robust as China has moved to large institutional hog farms for which the demand for feed is significant.  In addition, domestic corn demand to produce ethanol continues to rebound since the second quarter of 2020 as vaccines are rolled out, stay-at-home orders are lifted and demand for gasoline continues to improve.  As corn prices increased, pricing for fertilizers followed suit as growers sought to apply more fertilizer to increase yields.  Also entering into the second quarter of 2021, the supply of nitrogen products in the U.S. was tight due to winter storm Uri and the resultant severe cold weather experienced in many areas of the U.S. that caused many nitrogen producers to idle their plants during February 2021. Additionally, wet weather across the Midwest and Southern Plains regions in May has resulted in the spring planting season extending into July and that combined with other factors discussed above has led to continued strong pricing thus far in July that is expected to continue throughout 2021 and into 2022. However, improvements in fertilizer demand and pricing are being somewhat tempered by higher natural gas costs thus far in 2021 as compared to 2020.

As for our industrial and mining products, selling prices continued to improve as the supply of ammonia remained tight due to strong global demand, curtailed regional supply from the winter storm Uri, numerous global unplanned outages and lower than expected product imports.  As a result, the Tampa Ammonia benchmark price increased, which in turn, increased our selling prices as many of our industrial contracts are indexed to this benchmark price.  In addition, sales of nitric acid increased pursuant to the new long-term nitric acid supply contract discussed above.  Also, demand for our mining products continued to improve due to increased mining activities.

See a more detailed discussion below under “Key Industry Factors.”

PPP Loan Forgiven

In April 2020, we entered into a federally guaranteed PPP loan for $10 million with a lender pursuant to a new loan program through the SBA as the result of the PPP established by the CARES Act and amended by the PPP Flexibility Act of 2020. We have used all of the proceeds from the PPP loan for payroll, rent, utilities, and other specified costs that qualify for loan forgiveness.  In April 2021, we submitted the PPP loan forgiveness application to the lender.  In June 2021, the PPP loan was fully forgiven by the SBA and lender.  As a result, we recognized a gain on extinguishment of debt of $10 million for the second quarter of 2021.

Planned Exchange Transaction and Special Common Stock Dividend

On July 19, 2021, we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with LSB Funding LLC (the “Holder”), an affiliate of Eldridge, to exchange the shares of Series E and Series F Redeemable Preferred Stock held by it for shares of our common stock.  Under the terms of the Exchange Agreement, LSB would exchange, at the closing, approximately $300 million of preferred stock held by Eldridge into an equivalent value of our common stock based on an exchange price of $6.16, which is equal to the 30-day volume weighted average price as of the date of the Exchange Agreement.  In connection with the transaction, our common stockholders will receive a special dividend in the form of 0.30 shares of our common stock for every share owned as of the record date and any such amount received by the Holder will reduce the exchange consideration otherwise payable under the Exchange Agreement.

Completion of the exchange transaction is subject to a number of customary closing conditions, including receipt of stockholder approval from the holders of a majority of the shares of our outstanding common stock not held by Eldridge or any of its affiliates. We expect to file a preliminary proxy for a special meeting of stockholders and deliver additional information related to the special meeting to stockholders in the near term.  Results of the stockholder vote will be tabulated at the special meeting of stockholders expected to be held in the third quarter of 2021.

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 47% of our total net sales for the second quarter of 2021.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics, including the impact from the Phase 1 trade agreement between the U.S. and China.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

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

According to the June 2021 USDA annual Acreage Report, farmers intend to plant 93 million acres of corn in 2021, up 2 percent compared to the 2020 planting season. As it relates to the 2022 Crop as noted in the table below, the USDA estimates the U.S. ending stocks will be approximately 36 million metric tons, a 32% increase from the current estimate for the 2021 Crop.  The UDSA also is estimating a record yield for the 2022 Crop up approximately 4% from a year ago.

The following July 2021 estimates are associated with the corn market:

	2022 Crop	2021 Crop		2020 Crop
	(2021 Harvest)	(2020 Harvest)	Percentage	(2019 Harvest)	Percentage
	July Report (1)	July Report (1)	Change (2)	July Report (1)	Change (3)
U.S. Area Planted (Million acres)	92.7	90.8	2.1%	89.7	3.3%
U.S. Yield per Acre (Bushels)	179.5	172.0	4.4%	167.5	7.2%
U.S. Production (Million bushels)	15,165	14,182	6.9%	13,620	11.3%
U.S. Ending Stocks (Million metric tons)	36.4	27.5	32.4%	48.8	(25.4%)
World Ending Stocks (Million metric tons)	291.2	279.9	4.0%	305.5	(4.7%)

1.

Information obtained from WASDE reports dated July 12, 2021 (“July Report”) for the 2021/2022 (“2022 Crop”), 2020/2021 (“2021 Crop”) and 2019/2020 (“2020 Crop”) corn marketing years.  The marketing year is the twelve-month period during which a crop normally is marketed.  For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year.  The year begins at the harvest and continues until just before harvest of the following year.

2.	Represents the percentage change between the 2022 Crop amounts compared to the 2021 Crop amounts.
3.	Represents the percentage change between the 2022 Crop amounts compared to the 2020 Crop amounts.

From a demand perspective for 2021, since the USDA has significantly decreased ending corn stocks for the 2021 Crop and only slightly increased the number corn acres to be planted, coupled with increasing export volumes primarily to China, drought conditions for certain areas in South America and the western U.S., ethanol use returning to pre-pandemic levels and favorable 2020 grower income, corn prices during the second quarter elevated to prices not seen in eight years and projected corn prices for the remainder of 2021 continue to be strong compared to the second half of 2020, which has had a positive impact on fertilizer demand and prices.

Most gasoline has 10% ethanol content.  Ethanol is commonly made from corn and ethanol production is the largest user of U.S. corn, currently representing roughly 35% of total U.S. corn demand.

The available U.S. supply of ammonia and other nitrogen products has tightened in 2021 to date, primarily as the result of higher demand for such products, in addition to the idling of many nitrogen plants in February 2021 due to the severe cold weather and ongoing industry downtime increases cause by “hard” plant shutdowns and the lingering problems of that event.

As a result of these factors discussed above, we have experienced a price rally for fertilizers over the last several months, which we expect will continue for the remainder of 2021, compared to the same period of 2020.

Industrial and Mining

Sales of our industrial products were approximately 43% of our total net sales for the second quarter of 2021.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators are improving and pointing towards continued improvement in the markets we serve.  Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Sales of our mining products were approximately 10% of our total net sales for the second quarter of 2021.  Our mining products are LDAN and AN solution, which are primary used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal.  In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather.  Metals prices continue to improve in 2021 as producers continue to extract as much as possible. This improvement includes an increase in copper mining, driven primarily by demand for electric vehicles.  We believe our plants are well located to support the more stable quarry and construction industries and the metals mining industries.

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

	Three Months Ended
	June 30,
	2021	2020
Natural gas volumes (MMBtu in millions)	7.5	7.4
Natural gas average cost per MMBtu	$2.78	$1.81

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

For 2021, we are targeting total ammonia production of approximately 810,000 tons to 830,000 tons despite a 30-day Turnaround at our Cherokee Facility, which will lower ammonia production during the third quarter by approximately 15,000 tons.

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

Consolidated Results of the Second Quarter of 2021

Our consolidated net sales for the second quarter of 2021 were $140.7 million compared to $105.0 million for the same period in 2020.  Our consolidated operating income was $26.5 million compared to $10.7 million for the same period in 2020.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Second Quarter

Selling Prices

For the second quarter of 2021, average agricultural selling prices for our ammonia, UAN and HDAN increased 60%, 50% and 20%, respectively, compared to the second quarter of 2020. As discussed above under “Recent Business Developments,” increased demand, higher corn prices and tighter supplies of nitrogen products contributed to the improved pricing.

For the second quarter of 2021, average industrial selling prices for most of our products were higher compared to the same period of 2020, primarily driven by the $311 per metric ton increase in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Gain on Extinguishment of Debt – PPP Loan Forgiven (2021 only)

As discussed above under “Recent Business Developments,” in June 2021, the PPP loan was fully forgiven by the SBA and lender.  As a result, we recognized a gain on extinguishment of debt of $10 million during the second quarter of 2021.

Settlements with Certain Vendors (2020 only)

During the second quarter of 2020, EDC and certain vendors mediated settlements for EDC to recover certain costs associated with a nitric acid plant at our El Dorado Facility. The construction of this plant was completed and began production in 2016. As a result, a recovery from these settlements was recognized, which included approximately $5.7 million classified as a reduction to cost of sales.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations.  Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table contains certain financial information:

	Three Months Ended
	June 30,			Percentage
	2021	2020	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$66,508	$64,997	$1,511	2%
Industrial and mining products	74,188	40,036	34,152	85%
Total net sales	$140,696	$105,033	$35,663	34%

Gross profit:
Adjusted gross profit (1)	$52,656	$30,328	$22,328	74%
Depreciation and amortization (2)	(16,941)	(16,960)	19	—%
Turnaround expense	(707)	(11)	(696)
Recovery from settlements with certain vendors (3)	—	5,664	(5,664)
Total gross profit	35,008	19,021	15,987	84%
Selling, general and administrative expense	8,545	8,504	41	—%
Other expense (income), net	6	(167)	173
Operating income	26,457	10,684	15,773	148%
Interest expense, net	12,290	12,476	(186)	(1)%
Gain on extinguishment of debt	(10,000)	—	(10,000)
Non-operating other expense (income), net	745	(128)	873
Benefit for income taxes	(248)	(1,299)	1,051
Net income (loss)	$23,670	$(365)	$24,035

Other information:
Gross profit percentage (4)	24.9%	18.1%	6.8%
Adjusted gross profit percentage (4)	37.4%	28.9%	8.5%
Property, plant and equipment expenditures	$8,716	$7,216	$1,500	21%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization, Turnaround expenses and a recovery from settlements.
(2)	Represents amount classified as cost of sales.
(3)	See discussion above under “Items Affecting Comparability of Results of the Second Quarter.”
(4)	As a percentage of the total net sales.

The following tables provide key operating metrics for the agricultural products:

	Three Months Ended
	June 30,			Percentage
Product (tons sold)	2021	2020	Change	Change
UAN	121,995	111,860	10,135	9%
HDAN	76,539	128,018	(51,479)	(40)%
Ammonia	17,038	28,383	(11,345)	(40)%
Other	6,628	9,257	(2,629)	(28)%
Total	222,200	277,518	(55,318)	(20)%

	Three Months Ended
	June 30,			Percentage
Gross Average Selling Prices (price per ton)	2021	2020	Change	Change
UAN	$245	$163	$82	50%
HDAN	$314	$261	$53	20%
Ammonia	$408	$255	$153	60%

With respect to sales of industrial and mining products, the following table indicates key operating metrics of our major products:

	Three Months Ended
	June 30,			Percentage
Product (tons sold)	2021	2020	Change	Change
Ammonia	67,503	62,108	5,395	9%
AN, Nitric Acid and Other	118,327	72,990	45,337	62%
Total	185,830	135,098	50,732	38%

Tampa Ammonia Benchmark (price per metric ton)	$545	$234	$311	133%

Net Sales

Net sales of our agricultural products increased during the second quarter of 2021 compared to the prior year period driven by stronger pricing for UAN, ammonia and HDAN.  Partially offsetting the benefit of stronger pricing was the lingering impact from winter storm Uri in February 2021. Our El Dorado and Pryor Facilities were shut down as our natural gas supply was curtailed during the very cold weather conditions that were experienced throughout the central U.S.  These shutdowns, resulted in a drawdown of inventory, particularly of HDAN, given increased sales during the first quarter of 2021, reducing our inventory available for sale in the second quarter of 2021.  Also depressing agricultural volumes during the second quarter of 2021 was the impact of wet weather across the Southern Plains throughout much of May delaying the application of fertilizer products.  As a result, we are seeing an extension of the season into July given early season weather issues. Agricultural sales were also impacted by a shift in product mix as we continue our focus on the industrial products business.

Net sales of our industrial and mining products increased as a result of higher pricing related to a rise in the Tampa ammonia benchmark price, to which many of our industrial contracts are tied.  Also benefitting industrial sales was the ramp up of a new nitric acid offtake agreement along with the continued recovery of demand from several key end markets including automotive, home building quarry and construction, precious metals mining and power generation, which have now exceeded pre-pandemic demand levels.

Gross Profit

As noted in the table above, we recognized a gross profit of $35 million for the second quarter of 2021 compared to $19 million for the same period in 2020, or a $16 million improvement.  Overall, our gross profit percentage was 24.9% compared to 18.1% for the same period in 2020.  Our adjusted gross profit percentage increased to 37.4% for the second quarter of 2021 from 28.9% for the second quarter of 2020.

The increase in gross profit was primarily driven by higher sales prices for our products coupled with increased sales volume of upgraded industrial and mining products and UAN partially offset by lower volumes of HDAN. The improvement in gross profit was partially offset by overall higher average natural gas costs which averaged $2.78 per MMBtu for the second quarter of 2021 as compared to $1.81 per MMBtu for the second quarter of 2020. The second quarter of 2020 also included settlements with certain vendors resulting in a recovery of approximately $5.7 million.

Gain on Extinguishment of Debt – PPP Loan Forgiven

As discussed above under “Recent Business Developments,” in June 2021, the PPP loan was fully forgiven by the SBA and lender.  As a result, we recognized a gain on extinguishment of debt of $10 million for the second quarter of 2021.

Benefit for Income Taxes

The benefit for income taxes for the second quarter of 2021 was $0.2 million compared to $1.3 million for the same period of 2020. For both periods, the effective tax rate is less than the statutory rate primarily due to the impact of the PPP loan forgiveness, state tax law changes and valuation allowances. Also see discussion in Note 7.

Six Months Ended June 30, 2021 Compared to Six Month Ended June 30, 2020

The following table contains certain financial information:

	Six Months Ended
	June 30,			Percentage
	2021	2020	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$111,421	$106,455	$4,966	5%
Industrial and mining products	127,391	81,989	45,402	55%
Total net sales	$238,812	$188,444	$50,368	27%

Gross profit:
Adjusted gross profit by market (1)	$77,596	$50,456	$27,140	54%
Depreciation and amortization (2)	(33,681)	(34,537)	856	(2)%
Turnaround expense	(847)	(11)	(836)
Recovery from settlements with certain vendors (3)	—	5,664	(5,664)
Total gross profit	43,068	21,572	21,496	100%
Selling, general and administrative expense	17,338	18,510	(1,172)	(6)%
Other expense, net	(257)	(635)	378
Operating income	25,987	3,697	22,290	603%
Interest expense, net	24,662	25,955	(1,293)	(5)%
Gain on extinguishment of debt	(10,000)	—	(10,000)
Non-operating other expense (income), net	1,140	(803)	1,943
Benefit for income taxes	(206)	(1,638)	1,432
Net income (loss)	$10,391	$(19,817)	$30,208	152%

Other information:
Gross profit percentage (4)	18.0%	11.4%	6.6%
Adjusted gross profit percentage (4)	32.5%	26.8%	5.7%
Property, plant and equipment expenditures	$14,849	$17,953	$(3,104)	(17)%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization, Turnaround expenses, and a recovery from settlements.
(2)	Represents amount classified as cost of sales.
(3)	See discussion above under “Items Affecting Comparability of Results of the Second Quarter.”
(4)	As a percentage of the total net sales.

The following tables provide key operating metrics for the agricultural products:

	Six Months Ended
	June 30,			Percentage
Product (tons sold)	2021	2020	Change	Change
UAN	231,238	226,549	4,689	2%
HDAN	152,701	193,892	(41,191)	(21)%
Ammonia	39,092	48,893	(9,801)	(20)%
Other	9,378	12,203	(2,825)	(23)%
Total	432,409	481,537	(49,128)	(10)%

	Six Months Ended
	June 30,			Percentage
Gross Average Selling Prices (price per ton)	2021	2020	Change	Change
UAN	$206	$162	$44	27%
HDAN	$275	$253	$22	9%
Ammonia	$341	$251	$90	36%

With respect to sales of industrial and mining products, the following table indicates key operating metrics of our major products:

	Six Months Ended
	June 30,			Percentage
Product (tons sold)	2021	2020	Change	Change
Ammonia	110,696	132,636	(21,940)	(17)%
AN, Nitric Acid and Other	234,492	140,424	94,068	67%
Total	345,188	273,060	72,128	26%

Tampa Ammonia Benchmark (price per metric ton)	$447	$242	$205	85%

Net Sales

Agricultural product sales increased driven primarily by higher sales prices for all of our agricultural products and improved UAN sales volumes partially offset by lower sales volumes of HDAN and ammonia resulting from and lower production, including ammonia, due to the February 2021 weather event), the impact of wet weather across the Southern Plains throughout much of May, which delayed the application of fertilizer products, and product mix shifts to our industrial and mining products. As discussed above under “Recent Business Developments,” increased demand, higher corn prices and tighter supplies of nitrogen products contributed to the improved pricing.

Industrial product sales increased primarily from higher sales prices due primarily to higher Tampa Ammonia benchmark pricing and higher nitric acid sales volume due in part to sales beginning in 2021 pursuant to the new long-term nitric acid supply agreement, and product mix shifts.  The average Tampa Ammonia pricing was approximately $205 per ton higher compared to the same period in 2020.

Mining products sales improved driven by primarily from increased sales volumes.  Demand for mining products has improved, especially relating to metals mining as expanding electric vehicle market is driving the need for copper.  Also, certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas increases, the pricing for these products increase accordingly.

Gross Profit

As noted in the table above, we recognized a gross profit of $43.1 million for the first six months of 2021 compared to $21.6 million for the same period in 2020, or a $21.5 million improvement.  Overall, our gross profit percentage was 18.0% compared to 11.4% for the same period in 2020.  Our adjusted gross profit percentage increased to 32.5% for the first six months of 2021 from 28.6% for the first six months of 2020.

The increase in gross profit was primarily driven by higher sales prices for our products coupled with increased sales volume of upgraded industrial and mining products and UAN partially offset by lower volumes of HDAN. The improvement in gross profit was partially offset by the net impact of the February weather disruption and overall higher average natural gas costs, which averaged $2.96 per MMBtu for the first six months of 2021 as compared to $1.95 per MMBtu for the same period of 2020. The first six months of 2020 also included settlements with certain vendors resulting in a recovery of approximately $5.7 million.

Selling, General and Administrative

Our SG&A expenses were $17.3 million for the first six months of 2021, a decrease of $1.2 million compared to the same period in 2020.  The net decrease was primarily driven by lower professional fees, including lower legal fees of $2.9 million associated with claims we are pursuing against Leidos, partially offset by an increase in short and long-term compensation incentives of $2.0 million.

Interest Expense, net

Interest expense for the first half of 2021 was $24.7 million compared to $26.0 million for the same period in 2020. The decrease relates primarily to the interest expense incurred during the first six months of 2020 associated with a litigation judgment discussed in footnote (B) of Note 5.

Gain on Extinguishment of Debt – PPP Loan Forgiven

As discussed above under “Recent Business Developments,” in June 2021, the PPP loan was fully forgiven by the SBA and lender.  As a result, we recognized a gain on extinguishment of debt of $10 million for the second quarter of 2021.

Non-operating Other Expense (Income), net

Non-operating other expense for the first half of 2021 was $1.1 million compared to non-operating income of $0.8 million for the same period in 2020 or a change of $1.9 million. This change primarily relates to the change in fair value of the embedded derivative included in the Series E Preferred.

Benefit for Income Taxes

The benefit for income taxes for the first six months of 2021 was $0.2 million compared to $1.6 million for the same period in 2020. For both periods, the effective tax rate is less than the statutory rate primarily due to the impact of the PPP loan forgiveness, state tax law changes and valuation allowances.   Also see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the six months ended June 30:

	2021	2020	Change
	(In Thousands)
Net cash flows from operating activities	$30,581	$19,376	$11,205

Net cash flows from investing activities	$(14,549)	$(17,654)	$3,105

Net cash flows from financing activities	$(14,671)	$32,000	$(46,671)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $30.6 million for first half of 2021 compared to $19.4 million for the same period of 2020, a change of $11.2 million.

For the first half of 2021, the net cash provided is the result of net income of $10.4 million plus adjustments of $33.7 million for depreciation and amortization of PP&E, other adjustments of $2.6 million less $10.0 million for a gain on extinguishment of debt, and net cash used of $6.1 million primarily from our working capital.

For the first half of 2020, the net cash provided is the result of a net loss of $19.8 million plus adjustments of $34.6 million for depreciation and amortization of PP&E and other adjustments of $2.1 million and net cash provided of $2.5 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $14.5 million for the first half of 2021 compared to $17.7 million for the same period of 2020, a change of $3.1 million.

For the first half of 2021 and 2020, the net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $14.7 million for the first half of 2021 compared to net cash provided of $32.0 million for the same period of 2020, a change of $46.7 million.

For the first half of 2021, the net cash used primarily consists of payments on other long-term debt and short-term financing.

For the first half of 2020, the net cash provided primarily consists of proceeds of $30 million from our Working Capital Revolver Loan and proceeds of $12.6 million from other long-term debt partially offset by payments on other long-term debt and short-term financing of $10.5 million and payments of $0.1 million for other financing activities.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	June 30,	December 31,
	2021	2020
	(In Millions)
Cash and cash equivalents	$17.6	$16.3
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2023	435.0	435.0
Secured Financing due 2023	9.2	10.7
Secured Loan Agreement due 2025	6.2	6.8
Secured Financing due 2025	26.5	28.6
Unsecured Loan Agreement due 2022	—	10.0
Secured Promissory Note due 2021	—	1.2
Other	0.4	0.5
Unamortized discount and debt issuance costs	(6.8)	(8.6)
Total long-term debt, including current portion, net	$470.5	$484.2
Series E and F redeemable preferred stock (1)	$292.8	$272.1
Total stockholders' equity	$141.0	$149.6
(1)	Liquidation preference of $297.7 million as of June 30, 2021.

See discussion above under “Recent Business Developments - Planned Exchange Transaction and Special Common Stock Dividend.”

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million.  As of June 30, 2021, our Working Capital Revolver Loan was undrawn and had approximately $50.3 million of availability.

For the full year of 2021, we expect capital expenditures to be approximately $30 million to $35 million, which includes approximately $5 million for margin enhancement projects.  The remaining capital spending is planned for reliability and maintenance capital projects.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below in Note 4, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of June 30, 2021, no trigger event had occurred.

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

Working Capital Revolver Loan – At June 30, 2021, our Working Capital Revolver Loan was undrawn and had approximately $50.3 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Series E Redeemable Preferred – At June 30, 2021, there were 139,768 outstanding shares of Series E Redeemable Preferred and the aggregate liquidation preference (par value plus accrued dividends) was $297.7 million.

See discussion above under “Recent Business Developments - Planned Exchange Transaction and Special Common Stock Dividend.”

Capital Expenditures – First Six Months of 2021

For the first half of 2021, capital expenditures relating to PP&E were $14.8 million.  The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $1.7 million during the first six months of 2021 in connection with environmental projects.  For the remainder of 2021, we expect to incur expenses ranging from $1.9 million to $2.2 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

See discussion above under “Recent Business Developments - Planned Exchange Transaction and Special Common Stock Dividend.”

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Dividends on the Series E Redeemable Preferred are cumulative and payable semi-annually (May 1 and November 1) in arrears at the annual rate of 14.5% of the liquidation value of $1,000 per share, but such annual rate will increase to 15.0% beginning in April 2022 and to 16% beginning in April 2023 as discussed in Note 8. Each share of Series E Redeemable Preferred is entitled to receive a semi-annual dividend, only when declared by our Board. In addition, dividends in arrears at the dividend date, until paid, shall compound additional dividends at the annual rate. As of June 30, 2021, the semi-annual compounded dividend is approximately $150.84 per share for the current aggregate semi-annual dividend of $21.1 million.  We also must declare a dividend on the Series E Redeemable Preferred on a pro rata basis with our common stock. As long as the Purchaser holds at least 10% of the Series E Redeemable Preferred, we may not declare dividends on our common stock and other preferred stocks unless and until dividends have been declared and paid on the Series E Redeemable Preferred for the then current dividend period in cash.  As of June 30, 2021, the amount of accumulated dividends on the Series E Redeemable Preferred was approximately $157.9 million.

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

As of June 30, 2021, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.7 million.  All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders and an immediate family member.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of June 30, 2021, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed later in 2021.

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

It is also reasonably possible that the estimates and assumptions utilized as of June 30, 2021 could change in the near term.  Actual results could differ materially from these estimates and judgments, as additional information becomes known.

See discussion above under “Recent Business Developments - Planned Exchange Transaction and Special Common Stock Dividend.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period.  At June 30, 2021, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At June 30, 2021, we had no outstanding natural gas contracts, which are accounted for on a mark-to-market basis.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of June 30, 2021, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2021.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2021, at the reasonable assurance level.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “could” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	our filing a preliminary proxy statement and holding a special meeting of stockholders during the third quarter of 2021;
•	the expected outcomes of and our ability to consummate the exchange transaction;
•	our ability to invest in projects that will generate the best returns for our stockholders;
•	the impact from the COVID-19 pandemic;
•	our future liquidity outlook;
•	the outlook of our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the recent nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the industrial and mining industries;
•	the availability of raw materials;
•	our ability to broaden the distribution of our products, including our ability to leverage our nitric acid production capacity at our El Dorado Facility;
•	our ability to develop a strategy to capitalize on ammonia opportunities;
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our production facilities;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	annual natural gas requirements;
•	compliance by our facilities with the terms of our permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in interest expense;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in the timing of the planned exchange transaction;
•	stockholders not approving the exchange transaction;
•	changes associated with the COVID-19 pandemic and governmental and related responses;
•	changes in general economic conditions, both domestic and foreign;

•	material reductions in revenues;
•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, including environmental regulations, or in the interpretation of such;
•	changes in laws, regulations or other issues related to climate change;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of natural gas and certain precious metals;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	changes in operating strategy or development plans;
•	our inability to adequately evaluate potential acquisitions of strategic assets or companies;
•	an inability to fund the working capital and expansion of our businesses;
•	our inability to improve our capital structure and overall cost of capital;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	adverse effects from regulatory policies, including tariffs;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products; and
•	other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2020.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASC	-	Accounting Standard Codification.

ASU	-	Accounting Standard Update.

CAO	-	A consent administrative order.

CARES	-	Coronavirus Aid, Relief, and Economic Security Act.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The novel coronavirus disease of 2019.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EUC	-	Environmental Use Control.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U.S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, Barry H. Golsen, and certain of their related parties identified as beneficial owners of our securities.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Notes	-	The notes issued on June 21, 2019 with an interest rate of 9.625%, which mature in May 2023.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The notes issued on April 28, 2018 with an interest rate of 9.625%, which mature in May 2023.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PAR	-	Permit Appeal Resolution.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SBA	-	Small Business Administration.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of LSB Funding L.L.C. which matures in August 2025.

Secured Loan Agreement due 2025	-	A secured loan agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in March 2025.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which, matured in March 2021.

Senior Secured Notes	-	The Notes and New Notes, taken together due on May 1, 2023 with a stated interest rate of 9.625%.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E-1 Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F-1 Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2019 and ended in 2020 and primarily relates to corn planted and harvested in 2019.

2021 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2020 and will end in 2021 and primarily relates to corn planted and harvested in 2020.

2022 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2021 and will end in 2022 and primarily relates to corn planted and harvested in 2021.

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

Item 1A. Risk Factors

The information to be reported under this Item is not required for smaller reporting companies.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 42.

Index to Exhibits Item

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i)	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii)	Second Amended and Restated Bylaws of LSB Industries, Inc., dated July 19, 2021	Exhibit 3.1 to the Company’s Form 8-K filed July 19, 2021

3.1	Certificate of Designations of Series G Class C Preferred Stock of LSB Industries, Inc., as filed with the Secretary of State of the State of Delaware on July 6, 2020	Exhibit 3.1 to the Company’s Form 8-K filed July 6, 2020

10.1*	LSB Industries, Inc. 2016 Long Term Incentive Plan (As Amended and Restated March 4, 2021)	Appendix A of the Registrant’s Proxy Statement on Schedule 14A relating to the Registrant’s 2021 Annual Meeting of Stockholders, File No. 001-07677, filed with the SEC on April 19, 2021

10.2	Securities Exchange Agreement, dated July 19, 2021, by and between LSB Industries, Inc. and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed July 19, 2021

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)	Filed herewith
(b)	Furnished herewith
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 29th day of July 2021.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)