Form 10-Q
period 2021-09-30
LSB INDUSTRIES INC
filed 2021-11-02
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 88,824,475 shares as of October 27, 2021.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2021 is unaudited)

	September 30,	December 31,
	2021	2020
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$32,855	$16,264
Accounts receivable	66,082	42,929
Allowance for doubtful accounts	(377)	(378)
Accounts receivable, net	65,705	42,551
Inventories:
Finished goods	16,536	17,778
Raw materials	1,670	1,795
Total inventories	18,206	19,573
Supplies, prepaid items and other:
Prepaid insurance	1,879	12,315
Precious metals	10,670	6,787
Supplies	26,011	25,288
Other	7,629	6,802
Total supplies, prepaid items and other	46,189	51,192
Total current assets	162,955	129,580

Property, plant and equipment, net	869,497	891,198

Other assets:
Operating lease assets	28,308	26,403
Intangible and other assets, net	13,784	6,121
	42,092	32,524

	$1,074,544	$1,053,302

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2021 is unaudited)

	September 30,	December 31,
	2021	2020
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$73,658	$46,551
Short-term financing	1,083	13,576
Accrued and other liabilities	50,772	30,367
Current portion of long-term debt	9,249	16,801
Total current liabilities	134,762	107,295

Long-term debt, net	460,637	467,389

Noncurrent operating lease liabilities	20,704	19,845

Other noncurrent accrued and other liabilities	4,040	6,090

Deferred income taxes	31,333	30,939

Commitments and contingencies (Note 6)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, no shares issued or outstanding at September 30, 2021; (210,000 shares issued; 139,768 outstanding; aggregate liquidation preference $278 million at December 31, 2020)	—	272,101
Series F redeemable Class C preferred stock, no par value, no shares issued or outstanding at September 30, 2021; (1 share issued and outstanding; aggregate liquidation preference of $100 at December 31, 2020)	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; 20,000 shares issued and outstanding; aggregate liquidation preference of $3.4 million ($3.3 million at December 31, 2020)	2,000	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; 1,000,000 shares issued and outstanding; aggregate liquidation preference of $1.4 million ($1.3 million at December 31, 2020)	1,000	1,000
Common stock, $.10 par value; 150 million shares authorized, 90 million shares issued (75 million shares authorized, 40 million shares issued at December 31, 2020)	8,983	3,991
Capital in excess of par value	489,107	197,352
Accumulated deficit	(71,461)	(41,487)
	429,629	162,856
Less treasury stock, at cost:
Common stock, 1 million shares (2.1 million shares at December 31, 2020)	6,561	13,213
Total stockholders' equity	423,068	149,643
	$1,074,544	$1,053,302

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In Thousands, Except Per Share Amounts)
Net sales	$127,199	$73,969	$366,011	$262,413
Cost of sales	109,752	75,028	305,496	241,900
Gross profit (loss)	17,447	(1,059)	60,515	20,513

Selling, general and administrative expense	11,600	7,068	28,938	25,578
Other expense, net	474	875	217	240
Operating income (loss)	5,373	(9,002)	31,360	(5,305)

Interest expense, net	12,956	12,554	37,618	38,509
Gain on extinguishment of debt	—	—	(10,000)	—
Non-operating other expense (income), net	1,326	216	2,466	(587)
Income (loss) before provision (benefit) for income taxes	(8,909)	(21,772)	1,276	(43,227)
Provision (benefit) for income taxes	19	(1,370)	(187)	(3,008)
Net income (loss)	(8,928)	(20,402)	1,463	(40,219)

Dividends on convertible preferred stocks	75	75	225	225
Dividends on Series E redeemable preferred stock	10,190	8,889	29,914	25,885
Accretion of Series E redeemable preferred stock	499	508	1,523	1,517
Deemed dividend on Series E and Series F redeemable preferred stocks	231,812	—	231,812	—
Net loss attributable to common stockholders	$(251,504)	$(29,874)	$(262,011)	$(67,846)

Basic and dilutive net loss per common share	$(6.39)	$(0.81)	$(6.94)	$(1.85)

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2020	39,926	(2,075)	$3,000	$3,991	$197,352	$(41,487)	$(13,213)	$149,643
Net loss						(13,279)		(13,279)
Dividend accrued on redeemable preferred stock						(9,511)		(9,511)
Accretion of redeemable preferred stock						(511)		(511)
Stock-based compensation					713			713
Issuance of restricted stock	250	835		25	(5,335)		5,310	—
Other		(5)					(18)	(18)
Balance at March 31, 2021	40,176	(1,245)	3,000	4,016	192,730	(64,788)	(7,921)	127,037
Net income						23,670		23,670
Dividend accrued on redeemable preferred stock						(10,213)		(10,213)
Accretion of redeemable preferred stock						(513)		(513)
Stock-based compensation					1,062			1,062
Issuance of unrestricted stock	80	267		$8	(1,708)		1,700	—
Other		(5)			-		(28)	(28)
Balance at June 30, 2021	40,256	(983)	3,000	4,024	192,084	(51,844)	(6,249)	141,015
Net loss						(8,928)		(8,928)
Issuance of common stock in exchange for redeemable preferred stocks	49,066			4,907	526,232			531,139
Deemed dividend on redeemable preferred stocks					(231,812)			(231,812)
Dividend accrued on redeemable preferred stock prior to exchange						(10,190)		(10,190)
Accretion of redeemable preferred stock prior to exchange						(499)		(499)
Stock-based compensation					2,553			2,553
Issuance of restricted and unrestricted stock	520			52	(52)			—
Other		(35)			102		(312)	(210)
Balance at September 30, 2021	89,842	(1,018)	$3,000	$8,983	$489,107	$(71,461)	$(6,561)	$423,068

Balance at December 31, 2019	39,901	(2,010)	$3,000	$3,989	$195,972	$57,632	$(13,266)	$247,327
Net loss						(19,452)		(19,452)
Dividend accrued on redeemable preferred stock						(8,307)		(8,307)
Accretion of redeemable preferred stock						(504)		(504)
Stock-based compensation					495			495
Other	19	30		2	(358)		292	(64)
Balance at March 31, 2020	39,920	(1,980)	3,000	3,991	196,109	29,369	(12,974)	219,495
Net loss						(365)		(365)
Dividend accrued on redeemable preferred stock						(8,689)		(8,689)
Accretion of redeemable preferred stock						(505)		(505)
Stock-based compensation					684			684
Other	6	14			(90)		90	—
Balance at June 30, 2020	39,926	(1,966)	3,000	3,991	196,703	19,810	(12,884)	210,620
Net loss						(20,402)		(20,402)
Dividend accrued on redeemable preferred stock						(8,889)		(8,889)
Accretion of redeemable preferred stock						(508)		(508)
Stock-based compensation					447			447
Balance at September 30, 2020	39,926	(1,966)	$3,000	$3,991	$197,150	$(9,989)	$(12,884)	$181,268

See accompanying notes.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$1,463	$(40,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	394	(3,054)
Gain on extinguishment of debt	(10,000)	—
Depreciation and amortization of property, plant and equipment	51,380	51,957
Amortization of intangible and other assets	944	946
Stock-based compensation	4,328	1,626
Other	3,184	3,630
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(22,130)	(1,860)
Inventories	1,637	3,661
Prepaid insurance	10,436	10,359
Accounts payable	9,432	(11,269)
Accrued interest	10,321	12,083
Accrued payroll and benefits	9,938	1,434
Other assets and other liabilities	(5,856)	(4,579)
Net cash provided by operating activities	65,471	24,715

Cash flows from investing activities
Expenditures for property, plant and equipment	(26,101)	(22,230)
Proceeds from vendor settlements associated with property, plant and equipment	—	1,647
Other investing activities	382	364
Net cash used by investing activities	(25,719)	(20,219)

Cash flows from financing activities
Proceeds from revolving debt facility	12,000	30,000
Payments on revolving debt facility	(12,000)	(30,000)
Proceeds from other long-term debt	—	42,570
Payments on other long-term debt	(7,726)	(18,397)
Payments of debt-related costs	(611)	(124)
Payments on short-term financing	(12,493)	(9,178)
Payments of costs to exchange redeemable preferred stocks for common stock	(2,076)	—
Other financing activities	(255)	(64)
Net cash provided (used) by financing activities	(23,161)	14,807

Net increase in cash and cash equivalents	16,591	19,303

Cash and cash equivalents at beginning of period	16,264	22,791
Cash and cash equivalents at end of period	$32,855	$42,094

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

Basis of Consolidation – LSB Industries, Inc. (“LSB”) and its subsidiaries (the “Company,” “we,” “us,” or “our”) are consolidated in the accompanying condensed consolidated financial statements.  LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries.  All material intercompany accounts and transactions have been eliminated.  Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to current period presentation, including all share and per share information relating to the stock split in the form of a stock dividend discussed below.

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

In our opinion, the unaudited condensed consolidated financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 include all adjustments and accruals, consisting of normal, recurring accrual adjustments, which are necessary for a fair presentation of the results for the interim periods.  These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities.  Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Increase in Authorized Shares of Common Stock and a Stock Dividend - During the third quarter of 2021, LSB held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved:

•

the issuance and sale of up to approximately 60.4 million shares of common stock of the Company upon the exchange of all of the outstanding shares of Series E and Series F Redeemable Preferred (see discussion of the exchange transaction (“Exchange Transaction” in Note 2);

•	amending our restated certificate of incorporation to increase the number of authorized shares of our common stock to 150 million shares of common stock;
•

amending the certificate of designations of the Series E Redeemable Preferred to revise the preferential rights of holders of shares of Series E Redeemable Preferred to eliminate the right to participate in connection with the declaration of the proposed common stock dividend with respect to our common stock.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Summary of Significant Accounting Policies (continued)

In August 2021, our Board of Directors (“Board”) declared a common stock dividend (“Special Dividend”) contingent on the closing of the Exchange Transaction (as defined below). As a result of the stockholders’ approval and the closing of the Exchange Transaction, such Special Dividend was effected in the form of a stock dividend of 0.3 shares of our common stock, for each outstanding share of common stock (exclusive of common stock held in the treasury and the common shares issued as part of the Exchange Transaction), but the Special Dividend was contingent upon the stockholders’ approval of the proposals noted above. As the result of the stockholders’ approval, the Special Dividend was paid through the issuance of approximately 9.1 million shares of common stock on October 8, 2021 to holders of record of common stock, including certain stock-based awards, on September 24, 2021 (the “Record Date”). Our common stock began trading on a stock dividend-adjusted basis on October 13, 2021.  See additional discussion in Note 13 – Subsequent Events.

For financial reporting purposes, the Special Dividend is accounted for as a stock split in the form of a stock dividend.  As a result, all share and per share information herein has been retroactively adjusted to reflect the Special Dividend.

In addition, pursuant to anti-dilution terms included in outstanding cash-based awards, the number of units of cash-based awards increased due to the Special Dividend.  As a result, additional expense was recognized due to the Special Dividend.  In summary, we recognized approximately $1.3 million expense, of which $0.5 million is classified as cost of sales and $0.8 million is classified as SG&A. See additional discussion relating to these cash-based awards in Note 2.

Redeemable Preferred Stocks – Our redeemable preferred stocks that were redeemable outside of our control were classified as temporary/mezzanine equity.  The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features (“embedded derivative”) included in the Series E Redeemable Preferred required bifurcation and were classified as derivative liabilities.  The carrying values of the redeemable preferred stocks were being increased since issuance by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount would equal the redemption value as of the earliest possible redemption date by the holder.  The accretion was recorded to retained earnings/accumulated deficit.   However, during the third quarter of 2021, our redeemable preferred stocks were exchanged into our common stock as discussed in Note 2. As a result, the change in classification of the redeemable preferred stocks from temporary/mezzanine equity to permanent equity was considered an extinguishment. In conjunction with the extinguishment of the redeemable preferred stocks, the then current fair value of the bifurcated embedded derivative was applied to the carrying value of the redeemable preferred stocks at the time of the extinguishment.

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

In January 2021, the compensation committee of our Board of Directors approved the grant of 799,499 shares of time-based restricted stock and 284,810 shares of performance-based restricted stock to certain executives under our 2016 Long Term Incentive Plan. The number of shares has been retroactively adjusted to reflect the Special Dividend as discussed above. The time-based restricted stock shares will vest at the end of each one-year period at the rate of one-third per year for three years, vesting 100% at the end of three years.  See Note 2 concerning performance-based restricted stock awards. The unvested restricted shares carry dividend and voting rights contingent upon the vesting and lapsing of restriction.  Sales of these shares are restricted prior to the date of vesting.  Pursuant to the terms of the underlying restricted stock agreements, unvested restricted shares may immediately vest upon the occurrence of a change in control (as defined by agreement), termination without cause or death.

See additional discussion relating to equity awards in Note 2.

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

At September 30, 2021, and December 31, 2020, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable). The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

Income (Loss) per Common Share – Net income (loss) attributable to common stockholders is computed by adjusting net income (loss) by the amount of dividends and dividend requirements (including the deemed dividend discussed in Note 2) on preferred stocks and the accretion of redeemable preferred stocks, if applicable.  Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, excluding contingently issuable common shares (unvested restricted stock), if applicable.  For periods we earn net income, a proportional share of net income is allocated to participating securities, if applicable and dilutive, determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”).  Certain securities (Series E Redeemable Preferred prior to the Exchange Transaction and restricted stock units) participate in dividends declared on our common stock and are therefore considered to be participating securities.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Redeemable Preferred Stocks Exchanged for Common Stock

Series E and Series F Redeemable Preferred Exchanged for Common Stock

In July 2021, we entered into a Securities Exchange Agreement (the “Exchange Agreement”) with LSB Funding (the “Holder”), an affiliate of Eldridge Industries, LLC and other affiliates (together “Eldridge”), which Exchange Agreement was voted on and approved by our stockholders at the Special Meeting as discussed in Note 1. Pursuant to the terms of the Exchange Agreement, the Holder would exchange all of the shares of the Series E and Series F Redeemable Preferred into our common stock based on the liquidation preference (“Liquidation Preference”), at the time of the exchange, and an exchange price of $6.16, which is equal to the 30-day volume weighted average price as of the date of the Exchange Agreement.  The Liquidation Preference primarily consists of $1,000 per share of Series E Redeemable Preferred plus accrued and unpaid dividends and the participation rights value.

On September 27, 2021, the closing of the Exchange Agreement occurred, and the Exchange Transaction was consummated. Pursuant to the terms of the Exchange Agreement, the Holder exchanged all of the shares of the Series E and Series F Redeemable Preferred for approximately 49.1 million shares of our common stock.

The total fair value of the approximately 49.1 million shares of common stock issued was approximately $531.1 million (based on the average per share price on the date of closing). The fair value of the common stock issued was in excess of the Series E and Series F Redeemable Preferred carrying amount, net of the bifurcated embedded derivative and unamortized issuance costs, by approximately $231.8 million and is treated as a deemed dividend.  Because we were in an accumulated deficit position on the closing date, the deemed dividend was charged to capital in excess of par value.

Changes in our Series E and Series F Redeemable Preferred (including the bifurcated embedded derivative discussed in Note 7) are as follows:

	Series E Redeemable Preferred			Series F Redeemable Preferred
	Redeemable preferred stocks		Accrued Liability-Embedded Derivative	Redeemable preferred stocks
	Shares	Amount	Amount	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2020	139,768	$272,101	$1,029	1	$—
Accretion relating to liquidation preference on preferred stock		814			—
Accretion for discount and issuance costs on preferred stock		709			—
Accumulated dividends		29,914			—
Change in fair value of embedded derivative			2,258		—
Costs relating to exchange transaction		(7,497)
Exchange of preferred stock for common stock	(139,768)	(296,041)	(3,287)	(1)	—
Balance at September 30, 2021	—	$—	$—	—	$—

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.  Redeemable Preferred Stocks Exchanged for Common Stock (continued)

Change of Control

As the result of the Exchange Transaction discussed above, Eldridge held over 60% of our outstanding shares of common stock on the closing date.  As a result, a change of control (“CoC”) event occurred as defined in certain agreements, including the following:

Performance-Based Restricted Stock

Pursuant to the terms of the performance-based awards outstanding as of the CoC event, approximately 300,000 shares of restricted stock were issued including the satisfaction of certain performance conditions above the target performance level.  Such restricted stock is subject to the time-based vesting conditions set forth in the applicable award agreement and the 2016 Long Term Incentive Plan. Due to the issuance of the restricted stock, we recognized an additional $1.7 million of stock-based compensation (classified as SG&A).

Cash-Based Awards

Pursuant to the terms of the cash-based awards outstanding as of the CoC event, all such awards immediately vested. As a result of the vesting, we recognized an additional $2.0 million expense, of which $0.7 million is classified as cost of sales and $1.3 million is classified as SG&A. At September 30, 2021 and December 31, 2020, our liability for these cash-based awards was approximately $5.4 million and $0.4 million, respectively.

3. Loss Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Dollars In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$(8,928)	$(20,402)	$1,463	$(40,219)
Adjustments for basic income (loss) per common share:
Dividend requirements on Series E Redeemable Preferred	(10,190)	(8,889)	(29,914)	(25,885)
Deemed dividend on Series E and Series F Redeemable Preferred	(231,812)	—	(231,812)	—
Dividend requirements on Series B Preferred	(60)	(60)	(180)	(180)
Dividend requirements on Series D Preferred	(15)	(15)	(45)	(45)
Accretion of Series E Redeemable Preferred	(499)	(508)	(1,523)	(1,517)
Numerator for basic and diluted net loss per common share	$(251,504)	$(29,874)	$(262,011)	$(67,846)

Denominator:
Denominator for basic and diluted net income (loss) per common share - adjusted weighted-average shares (1)	39,351,875	36,675,477	37,752,342	36,654,416

Basic and diluted net loss per common share	$(6.39)	$(0.81)	$(6.94)	$(1.85)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.  Loss Per Common Share (continued)

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Restricted stock and stock units	2,426,419	1,719,451	2,211,674	1,619,381
Convertible preferred stocks	1,191,666	1,191,666	1,191,666	1,191,666
Series E Redeemable Preferred - embedded derivative	—	303,646	—	303,646
Stock options	64,318	138,843	64,318	138,843
	3,682,403	3,353,606	3,467,658	3,253,536

4. Current and Noncurrent Accrued and Other Liabilities

	September 30,	December 31,
	2021	2020
	(In Thousands)
Accrued interest	$19,145	$8,669
Accrued payroll and benefits	15,775	5,837
Current portion of operating lease liabilities	7,720	6,706
Accrued death and other executive benefits	2,521	2,539
Deferred revenue	474	1,890
Series E Redeemable Preferred - embedded derivative	—	1,029
Other	9,177	9,787
	54,812	36,457
Less noncurrent portion	4,040	6,090
Current portion of accrued and other liabilities	$50,772	$30,367

5. Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
	2021	2020
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 3.75% (A)	$—	$—
Senior Secured Notes due 2023, with an interest rate of 9.625% (B)	435,000	435,000
Secured Financing due 2023, with an interest rate of 8.32% (C)	8,485	10,715
Secured Loan Agreement due 2025, with an interest rate of 8.75% (D)	5,807	6,834
Secured Financing due 2025, with an interest rate of 8.75% (E)	25,457	28,636
Unsecured Loan Agreement due 2022 (F)	—	10,000
Secured Promissory Note due 2021	—	1,221
Other	363	432
Unamortized discount, net of premium and debt issuance costs	(5,226)	(8,648)
	469,886	484,190
Less current portion of long-term debt	9,249	16,801
Long-term debt due after one year, net	$460,637	$467,389

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Long-Term Debt (continued)

(A) Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan.  At September 30, 2021, our available borrowings under our Working Capital Revolver Loan were approximately $48.2 million, based on our eligible collateral, less outstanding letters of credit and loan balance.  The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024.  Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million. The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

Also, the lender provided LSB a consent to close the Exchange Transaction discussed in Note 2 and to allow for a payment of dividends not to exceed $2 million to the holders of the Series B and Series D Preferred, if and when declared by the Board.

(B) The Senior Secured Notes were scheduled to mature on May 1, 2023; however, on September 29, 2021, we distributed a notice of redemption, which notice was contingent to the closing of the new senior secured notes, with a redemption date of October 29, 2021, and such redemption occurred with the closing of new senior secured notes as discussed in Note 13 – Subsequent Events. Because the Senior Secured Notes were redeemed with the proceeds from the new senior secured notes and such redemption occurred prior to the issuance of these condensed consolidation financial statements, the carrying amount of the Senior Secured Notes remains classified as noncurrent.

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

6. Commitments and Contingencies

Settlements and Outstanding Natural Gas Purchase Commitments – During several days in February 2021, the Pryor Facility was taken out of service after extreme cold weather caused a surge in natural gas prices in the region, along with the curtailment of gas distribution by the operator of the pipeline that supplies natural gas to the facility. Also, as a result of unprecedented cold weather conditions, the primary natural gas supplier to our El Dorado Facility asserted a claim of force majeure and materially restricted the supply of gas to the facility.  In order to mitigate a portion of the commodity price risk associated with natural gas, we periodically enter into natural gas forward contracts and volume purchase commitments that locked in the cost of certain volumes of natural gas. Prior to this weather event, we had both types of arrangements.  During the first quarter of 2021, as a result of the extreme conditions previously described, we settled all of our natural gas forward contracts and certain volume purchase commitments and recognized a realized gain of approximately $6.8 million, which includes the realized gain discussed under “Natural Gas Contracts” in Note 7 and is classified as a reduction to cost of sales.

At September 30, 2021, certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market, which contracts included volume purchase commitments with fixed costs of approximately 4.8 million MMBtus of natural gas.  These contracts extend through February 2022 at a weighted-average cost of $3.84 per MMBtu ($18.4 million) and a weighted-average market value of $5.55 per MMBtu ($26.6 million).

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Commitments and Contingencies (continued)

Settlements of Gain Contingencies - During 2020, EDC and certain vendors mediated settlements for EDC to recover certain costs associated with a nitric acid plant at our El Dorado Facility.  The construction of this plant was completed, and the plant began production in 2016. As a result, the recovery from these settlements recognized during 2020, includes approximately $5.7 million classified as a reduction to cost of sales and approximately $1.9 million classified as a reduction to PP&E.

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

As of September 30, 2021, our accrued liabilities for environmental matters totaled approximately $0.5 million relating primarily to the matters discussed below.  Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies or our experience with other similar matters.  It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

The risk assessment was submitted in 2007.  In 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring.  Subsequent to the PAR mentioned previously, a new CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination.  During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established at September 30, 2021, in connection with this ADEQ matter.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.  Commitments and Contingencies (continued)

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion.  While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion.  We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter as to EDC.  As of September 30, 2021, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreements discussed above.

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

During 2018, the court bifurcated the case into: (1) Global’s claims against Leidos and LSB, and (2) the cross-claims between Leidos and LSB.  Part (1) of the case was tried in the court.  In March 2020, the court rendered an interim judgment and issued its final judgment in April 2020.  In summary, the judgment awarded Global (i) approximately $7.4 million (including the $3.5 million discussed above) for labor, service, and materials furnished relating to the Ammonia Plant, (ii) approximately $1.3 million for prejudgment interest, and (iii) a claim of lien on certain property and the foreclosure of the lien to satisfy these obligations.  In addition, post-judgment interest will accrue at the annual rate of 4.25% until paid.  During the first nine months of 2020, this judgment impacted our condensed consolidated statement of operations as follows:

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

No liability was established at September 30, 2021, or December 31, 2020, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

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

7.  Derivatives, Hedges and Financial Instruments

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Natural Gas Contracts

Periodically, we entered into certain forward natural gas contracts (“natural gas contracts”), which are accounted for on a mark-to-market basis.  We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments.  At December 31, 2020, our natural gas contracts included 7.3 million MMBtu of natural gas, that extended through December 2021, but these contracts were settled during the first quarter of 2021, primarily due to the weather event discussed in Note 6.  At September 30, 2021, we had no outstanding natural gas contracts.  The valuations of the natural gas contracts are classified as Level 2.  At December 31, 2020, the fair value of the natural gas contracts included approximately $0.1 million (classified as a current asset) and approximately $1.3 million (classified as a current liability). The valuation inputs included the contractual weighted-average cost of $2.65 per MMBtu and the weighted-average market value of $2.49 per MMBtu.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Derivatives, Hedges and Financial Instruments (continued)

For the nine months ended September 30, 2021, we recognized a gain of $2.7 million (including a realized gain of $1.5 million), all of which was recognized in the first quarter.  For the three and nine months ended September 30, 2020, we recognized a $0.5 million gain and a loss of $0.2, respectively.  The gain is classified as a reduction of cost of sales and the loss is classified as cost of sales.

Embedded Derivative

As discussed in Note 2, the Series E Redeemable Preferred was exchanged for our common stock during September 2021.  As a result,  certain bifurcated embedded redemption features and participation rights value (“embedded derivative”) included as a part of the terms of the Series E Redeemable Preferred were extinguished. Prior to the completion of the Exchange Transaction, the embedded derivative was classified as a liability.

At December 31, 2020, the fair value of the embedded derivative  was approximately $1.0 million (classified as a noncurrent liability).  We estimated that the contingent redemption features had fair value since we estimate that a portion of the shares of this preferred stock would be redeemed prior to October 25, 2023, the earliest redemption date by the holder.  For certain other embedded features, we estimated no fair value based on our assessment that there was a remote probability that these features would be exercised.

The fair value of the embedded derivative was valued using discounted cash flow models and primarily based on the difference in the present value of estimated future cash flows with no redemptions prior to October 25, 2023, compared to certain estimated redemptions during the same period and applying the effective dividend rate of the Series E Redeemable Preferred.  At December 31, 2020, the fair value of the embedded derivative included the valuation of the participation rights, which was based on the equivalent of 303,646 shares of our common stock at $3.39 per share.

The valuations of the embedded derivative were classified as Level 3.  This derivative was valued using market information, management’s redemption assumptions, the underlying number of shares as defined in the terms of the Series E Redeemable Preferred, and the market price of our common stock.

For the three and nine months ended September 30, 2021, we recognized a loss of approximately $1.1 million and $2.3 million (including a realized loss of $3.3 million), respectively, due to the change in fair value of the embedded derivative through the date of the Exchange Transaction.  For the three and nine months ended September 30, 2020, we recognized an unrealized loss of approximately $0.1 million and an unrealized gain of approximately $0.6 million, respectively, due to the change in fair value of the embedded derivative.  The gain and loss are included in non-operating other income and expense.

There was no Level 3 transfer activity for the nine months ended September 30, 2021.

8. Income Taxes

Provision (benefit) for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In Thousands)
Current:
Federal	$—	$(4)	$—	$(4)
State	(119)	27	(581)	50
Total Current	$(119)	$23	$(581)	$46

Deferred:
Federal	$135	$(1,188)	$(2)	$(3,079)
State	3	(205)	396	25
Total Deferred	$138	$(1,393)	$394	$(3,054)
Provision (benefit) for income taxes	$19	$(1,370)	$(187)	$(3,008)

For the three and nine months ended September 30, 2021 and 2020, the current provision (benefit) for state income taxes shown above includes regular state income tax, provisions for uncertain state income tax positions, the impact of state tax law changes and other similar adjustments.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Income Taxes (continued)

Our estimated annual effective tax rate for 2021 includes the impact of permanent tax differences including but not limited to PPP loan forgiveness, limits on deductible compensation, state tax law changes, and valuation allowances.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets.  Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.  Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results.  Based on our analysis, we currently believe that it is more-likely-than-not that a portion of our federal deferred tax assets will not be able to be utilized. However, we estimate a $7.9 million reduction in the related valuation allowance associated with these federal deferred tax assets will be recorded during 2021.  We have also determined it is more-likely-than-not that a portion of our state deferred tax assets will not be able to be utilized.  However, we estimate a $5.9 million reduction in the related valuation allowance associated with these state deferred tax assets will be recorded during 2021.

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

The tax benefit for the nine months ended September 30, 2021 was $0.2 million (15% benefit on pre-tax income).  The negative effective tax rate is primarily due to near break-even pre-tax book income and permanent tax differences including but not limited to PPP loan forgiveness and limits on deductible compensation, state tax law changes, and valuation allowances. The tax benefit for the nine months ended September 30, 2020 was $3.0 million (7% benefit on pre-tax loss).  The effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances.

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

9.  Non-Redeemable Preferred Stock

Series Non-Redeemable B Preferred – The 20,000 shares of Series B 12% cumulative, convertible preferred stock (“Series B Preferred”), $100 par value, are convertible, in whole or in part, into 866,666 shares of our common stock (43.3333 shares of common stock for each share of preferred stock) at any time at the option of the holder and entitle the holder to one vote per share.  The Series B Preferred provides for annual cumulative dividends of 12% ($12.00 per share) from date of issue, payable when and as declared.  All of the outstanding shares of the Series B Preferred are owned by the Golsen Holders and an immediate family member.

Series Non-Redeemable D Preferred – The 1,000,000 shares of Series D 6% cumulative, convertible Class C preferred stock (“Series D Preferred”) have no par value and are convertible, in whole or in part, into 325,000 shares of our common stock (0.325 share of common stock for 1 share of preferred stock) at any time at the option of the holder.  Dividends on the Series D Preferred are cumulative and payable annually in arrears at the rate of 6% per annum ($0.06 per share) of the liquidation preference of $1.00 per share.  Each holder of the Series D Preferred shall be entitled to .875 votes per share.  All of the outstanding shares of Series D Preferred are owned by the Golsen Holders and an immediate family member.

See discussions concerning dividends on the Series B and Series D Preferred in Note 11 – Related Party Transactions.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products.  The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our condensed consolidated financial statements:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In Thousands)
Net sales:
Agricultural products	$51,102	$31,986	$162,523	$138,441
Industrial acids and other chemical products	63,920	32,372	164,803	97,137
Mining products	12,177	9,611	38,685	26,835
Total net sales	$127,199	$73,969	$366,011	$262,413

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 12 months at September 30, 2021.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments.  We had approximately $1.7 million and $2.5 million of contract liabilities as of September 30, 2021 and December 31, 2020, respectively.  For the three and nine months ended September 30, 2021, revenues of $0.6 million and $2.2 million, respectively, were recognized and included in the balance at the beginning of the respective period. For the three and nine months ended September 30, 2020, revenues of $0.6 million and $1.5 million, respectively, were recognized and included in the balance at the beginning of the respective period.

11. Related Party Transactions

As discussed in Note 2, as the result of the stockholders’ approval, the closing of the Exchange Agreement occurred, and the Exchange Transaction was consummated on September 27, 2021. Pursuant to the terms of the Exchange Agreement, LSB Funding exchanged all of the shares of the Series E and Series F Redeemable Preferred for approximately 49.1 million shares of our common stock.

As discussed in Note 1, our Board declared the Special Dividend that was paid through the issuance of approximately 9.1 million shares of common stock in October 2021, which amount included approximately 1.2 million shares to LSB Funding and approximately 0.7 million shares to the Golsen Holders.  In addition, pursuant to the anti-dilution terms of the Series B and Series D Preferred, the conversion ratio of the Series B Preferred increased to 43.3333 to 1 from 33.3333 to 1 and the Series D Preferred increased to 0.325 to 1 from 0.25 to 1 as discussed in Note 9. The Golsen Holders and an immediate family member hold all outstanding shares of the Series B and Series D Preferred, which accumulated dividends on such shares totaled approximately $1.8 million at September 30, 2021.

After considering the Special Dividend, LSB Funding holds approximately 54.4 million shares of our outstanding common stock, or 60% of our outstanding common stock.

As of September 30, 2021, we have three separate outstanding financing arrangements by an affiliate of LSB Funding as discussed in footnotes (D), (E) and (F) of Note 5.  Also, an affiliate of LSB Funding held $50 million of our Senior Secured Notes discussed in footnote (B) of Note 5, which Senior Secured Notes were redeemed with the proceeds from the new senior secured notes as discussed in Note 13.  An affiliate of LSB Funding holds $30 million of the new senior secured notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended
	September 30,
	2021	2020
	(In Thousands)
Cash refunds for:
Income taxes, net	$(183)	$(319)
Noncash investing and financing activities:
Accounts receivable, supplies, other assets, accounts payable and accrued liabilities associated with additions of property, plant and equipment	$20,321	$12,974
Series E and Series F Redeemable Preferred and related dividends, accretion, and embedded derivative exchanged for common stock, net of related costs in accounts payable	$301,403	$27,402
Extinguishment of PPP loan	$10,000	$—
Accounts payable associated with debt-related costs	$8,870	$—

13.  Subsequent Events

Special Dividend

During October 2021, LSB paid the Special Dividend through the issuance of approximately 9.1 million shares of common stock as discussed in Note 1.

Senior Secured Notes due 2028

On October 14, 2021, LSB completed a private offering of $500 million in aggregate principal amount of its 6.250% Senior Secured Notes due 2028 (the “Notes”).

The Notes were issued at a price equal to 100% of their face value and pursuant to an indenture, dated as of October 14, 2021 (the “Indenture”), by and among the LSB, the subsidiary guarantors named therein, and a trustee and collateral agent. In addition, the Notes were issued in a transaction exempt from the registration requirements under the Securities Act of 1933 (the “Securities Act”) and are being resold to eligible purchasers in reliance on Rule 144A under the Securities Act and to non-U.S. persons in accordance with Regulation S under the Securities Act.

The Notes will mature on October 15, 2028 and rank senior in right of payment to all of our debt that is expressly subordinated in right of payment to the notes, and will rank pari passu in right of payment with all of our liabilities that are not so subordinated, including the Working Capital Revolver Loan. LSB’s obligations under the Notes are jointly and severally guaranteed by the subsidiary guarantors named in the Indenture on a senior secured basis. Interest on the Notes accrues at a rate of 6.250% per annum and is payable semi-annually in arrears on May 15 and October 15 of each year, beginning on May 15, 2022, to the holders of record on the immediately preceding May 1 and October 1.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.  Subsequent Events (continued)

Pursuant to the Indenture, LSB may redeem the Notes at its option, in whole or in part, at certain redemption prices, including a “make-whole” premium, as set forth in the Indenture but also includes redemption requirements associated with a change of control.  In addition, the Indenture contains customary covenants that limit, among other things, LSB and certain of its subsidiaries’ ability to engage in certain transactions and also provides for customary events of default (subject in certain cases to customary grace and cure periods). Generally, if an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal of and accrued but unpaid interest on all the Notes to be due and payable.

This summary description of the Indenture and Notes does not purport to be complete and is qualified in its entirety by reference to the Indenture and the form of the Notes included as exhibits to our Current Report on Form 8-K, filed on October 15, 2021.

The net proceeds from the Notes were used to redeem $435 million in aggregate principal amount of the Senior Secured Notes, representing all of the Senior Secured Notes outstanding, to pay related transaction fees, expenses and premiums and, to the extent of any remaining net proceeds, will be used for general corporate purposes.

On September 29, 2021, LSB issued a conditional notice of redemption to redeem all of the Existing Notes (the “Redemption”), conditioned on the closing of the offering of the Notes, which condition was satisfied as of October 14, 2021.

Also on October 14, 2021, LSB satisfied and discharged its obligations under the indenture governing the Senior Secured Notes by irrevocably depositing with the trustee for the Senior Secured Notes funds sufficient to redeem the Senior Secured Notes in full and to pay related fees and expenses.

The Redemption was completed by the trustee on October 29, 2021.

We are currently evaluating the impact on our financial statements as the result of the debt financing transaction discussed above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our September 30, 2021 condensed consolidated financial statements included elsewhere in this report.  A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements.  This MD&A reflects our operating results, unless otherwise noted.  Certain statements contained in this MD&A may be deemed to be forward-looking statements.  See “Special Note Regarding Forward-Looking Statements.”

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

•

Continue Broadening the Distribution and optimization of our Product mix.  To further leverage our plants current production capacity, we are continuing to expand the distribution of our industrial and mining products by partnering with customers to take product into different markets while also focusing our efforts to upgrade our margins through the optimization of our product mix.

▪

In the first quarter of 2021, we commenced a new long-term nitric acid supply contract with a customer.  Under the agreement, we agreed to supply between 70,000 to 100,000 tons of nitric acid per year  This contract advances our focus to leverage underutilized nitric acid production capacity at our El Dorado Facility.

▪

We also executed a new contract to capture and sell carbon dioxide out of our El Dorado Facility, where our customer is building a guest plant.  We expect to begin sales under this agreement in the fourth quarter of 2021.

▪

We are evaluating our next phase of margin enhancement opportunities to optimize our storage and distribution capability, as well as, to upgrade ammonia into further downstream production to capture additional margin.

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

Recent Business Developments

Exchange Transaction and Special Common Stock Dividend

On September 27, 2021, we closed a Securities Exchange Transaction (the “Exchange Transaction”) with LSB Funding LLC (the “Holder”), an affiliate of Eldridge, in which we exchanged the shares of Series E and Series F Redeemable Preferred Stock held by the Holder for shares of our common stock.  In summary, we exchanged the approximately $310 million liquidation preference of preferred stock held by the Holder into our common stock based on an exchange price of $6.16, which was equal to the 30-day volume weighted average price as of the date of the Exchange Agreement. However, the exchange consideration paid under the Exchange Agreement was reduced by approximately 1.2 million shares, which shares were included in the Special Dividend and received by the Holder. In connection with the transaction, on October 8, 2021, our common stockholders, including the Holder, received a special dividend in the form of 0.30 shares of our common stock for every share owned as of the September 24, 2021, special dividend record date.  The main benefit of the exchange is that it relieved our Company and our common stockholders from the expensive, compounding burden of the preferred stock dividend, improving the current capital structure.

Reduced Cost of Capital through Debt Refinancing

The Exchange Transaction discussed above prompted the major credit rating agencies, Moody’s and S&P to upgrade their credit ratings on our debt, which combined with the favorable credit markets, enabled us to complete a refinancing of our senior notes on significantly improved terms, reducing our cost of capital, bolstering our liquidity and extending the maturity of our debt.  More specifically, on October 14, 2021 we closed on an offering of $500 million of senior secured notes due 2028, bearing an interest rate of 6.250%, which we used to redeem our $435 million of 9.625% senior notes that were due to mature in 2023, with the balance being used to enhance the liquidity of our balance sheet and for general corporate purposes.  The reduction of the rate of interest on our outstanding notes by more than 300 basis points represents a meaningful reduction in our annual cash interest expense and puts us in a position to more aggressively pursue our key operating initiatives discussed above.

Continued Improvement in Product Sales

Driven by several supply and demand factors, selling prices for all of our major products continued to improve during the third quarter of 2021 compared to the same quarter of 2020. As for our agricultural business, corn prices, while lower than in the second quarter of 2021, remain well above price levels for more than seven years leading up to 2021, and importantly, sit significantly higher than $4 per bushel, the level that we believe represent a key threshold as it relates to favorable farmer economics. Chinese demand for corn continues to be strong as China continues to rebuild their swine population following the swine flu, which decimated the swine population several years ago.  This demand for feed is expected to remain robust as China has moved to large institutional hog farms for which the demand for feed is significant.  In addition, domestic corn demand to produce ethanol has rebounded to pre-pandemic levels as the continued roll-out of vaccines has allowed for the re-opening of the vast majority of the U.S. economy, promoting increased mobility and a return to historical levels of gasoline consumption.  Additionally, in February 2021, winter storm Uri and the resultant severe cold weather experienced in many areas of the U.S. that caused many nitrogen producers to idle their plants resulting in a tightening in the supply of nitrogen products headed into the spring planting season.  Also supporting the strength in fertilizer prices has been the significant increase in the cost of natural gas, the primary feedstock for production of ammonia, which has prompted various producers to cease operations of some facilities, particularly in Europe where natural gas prices have surged to more than $20 per MMBtu, rendering some ammonia plants uneconomical to operate.  The resultant decrease in global production of ammonia has fueled further strength in nitrogen-based fertilizer prices, which has thus far materially outstripped the impact to production costs of rising natural gas prices in the U.S.   The factors discussed above has led to continued strong pricing into the fourth quarter, which we expect to persist throughout 2021 and into 2022.

As for our industrial and mining products, selling prices continued to improve as the supply of ammonia remained tight due to strong global demand, curtailed global supply due to rising natural gas prices, numerous global unplanned outages and lower than expected product imports.  As a result, the Tampa Ammonia benchmark price increased, which in turn, increased our selling prices as many of our industrial contracts are indexed to this benchmark price.  In addition, sales of nitric acid increased pursuant to the new long-term nitric acid supply contract discussed above.  Also, demand for our mining products continued to improve due to increased mining activities.

See a more detailed discussion below under “Key Industry Factors.”

Key Industry Factors

Supply and Demand

Agricultural

Sales of our agricultural products were approximately 40% of our total net sales for the third quarter of 2021.  The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports.  Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics, including the impact from the Phase 1 trade agreement between the U.S. and China.  These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

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

According to the October Report, farmers planted approximately 93 million acres of corn in 2021, up 3 percent compared to the 2020 planting season. In addition, the USDA estimates the U.S. ending stocks for the 2022 Crop will be approximately 38 million metric tons, a 12% increase from the 2021 Crop.  The UDSA also is estimating a record yield for the 2022 Crop, up approximately 3% from a year ago.

The following October 2021 estimates are associated with the corn market:

	2022 Crop	2021 Crop		2020 Crop
	(2021 Harvest)	(2020 Harvest)	Percentage	(2019 Harvest)	Percentage
	October Report (1)	October Report (1)	Change (2)	October Report (1)	Change (3)
U.S. Area Planted (Million acres)	93.3	90.7	2.9%	89.7	4.0%
U.S. Yield per Acre (Bushels)	176.5	171.4	3.0%	167.5	5.4%
U.S. Production (Million bushels)	15,019	14,111	6.4%	13,620	10.3%
U.S. Ending Stocks (Million metric tons)	38.1	34.1	11.7%	48.8	(21.9%)
World Ending Stocks (Million metric tons)	301.7	290.0	4.0%	306.1	(1.4%)

1.

Information obtained from WASDE reports dated October 12, 2021 (“October Report”) for the 2021/2022 (“2022 Crop”), 2020/2021 (“2021 Crop”) and 2019/2020 (“2020 Crop”) corn marketing years.  The marketing year is the twelve-month period during which a crop normally is marketed.  For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year.  The year begins at the harvest and continues until just before harvest of the following year.

2.	Represents the percentage change between the 2022 Crop amounts compared to the 2021 Crop amounts.
3.	Represents the percentage change between the 2022 Crop amounts compared to the 2020 Crop amounts.

The current USDA corn outlook for the U.S. compared to the July Report is for slightly higher production, lower feed and residual use, and larger ending stocks.  From a demand perspective, corn prices, while lower than in the second quarter of 2021, remain well above prices levels for more than seven years leading up to 2021, remaining significantly higher than $4 per bushel, the level that we believe represent a key threshold as it relates to favorable farmer economics. In addition, domestic corn demand to produce ethanol has rebounded to pre-pandemic levels as the continued roll-out of vaccines has allowed for the re-opening of the vast majority of the U.S. economy, promoting increased mobility and a return to historical levels of gasoline consumption.  Most gasoline has 10% ethanol content.  Ethanol is commonly made from corn and ethanol production is the largest user of U.S. corn, currently representing roughly 35% of total U.S. corn demand.

The available U.S. supply of ammonia and other nitrogen products has tightened in 2021 to date, primarily as the result of higher demand for such products, in addition to the idling of many nitrogen plants in February 2021 due to the severe cold weather and ongoing industry downtime caused the lingering problems of that event coupled with more turnaround activity in 2021 as many companies chose to delay turnarounds in 2020 as a result of the pandemic and lost production from several hurricane events in 2021.

As a result of these factors discussed above, we have experienced a price rally for fertilizers over the last several months, which we expect will continue for the remainder of 2021, compared to the same period of 2020.

Industrial and Mining

Sales of our industrial products were approximately 50% of our total net sales for the third quarter of 2021.  Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries.  According to the American Chemistry Council, the U.S. economic indicators are improving and pointing towards continued improvement in the markets we serve.  Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Sales of our mining products were approximately 10% of our total net sales for the third quarter of 2021.  Our mining products are LDAN and AN solution, which are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal.  In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather.  Metals prices continue to improve in 2021 as producers continue to extract as much as possible. This improvement includes an increase in copper mining, driven primarily by demand for electric vehicles.  We believe our plants are well located to support the more stable quarry and construction industries and the metals mining industries.

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

	Three Months Ended
	September 30,
	2021	2020
Natural gas volumes (MMBtu in millions)	6.6	7.4
Natural gas average cost per MMBtu	$3.71	$1.98

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price.  For example, ammonia is a hazardous gas at ambient temperatures and must be transported in specialized equipment, which is more expensive than other forms of nitrogen fertilizers.  In recent years, a significant amount of the ammonia consumed annually in the U.S. was imported.  Therefore, nitrogen fertilizers prices in the U.S. are influenced by the cost to transport product from exporting countries, giving domestic producers who transport shorter distances an advantage.  However, we continue to evaluate the recent rising costs of rail and truck freight domestically.  Since the Magellan ammonia pipeline was permanently shut down in 2020, certain Oklahoma and Texas producers that relied on the pipeline to transport their ammonia are relying on other transportation modes, primarily trucks, but also rail and barge transport.  As a result of increases in demand for trucks to transport ammonia, primarily during the spring and fall planting seasons, higher transportation costs have and could continue to impact our margins, if we were unable to fully pass through these costs to our customers.  Additionally, continued truck driver shortages could impact our ability to fulfill customer demand.  As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

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

Our Cherokee Facility is currently on a three-year ammonia plant Turnaround cycle completing a planned Turnaround during the third quarter of 2021 with the next ammonia plant Turnaround planned in the third quarter of 2024.

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

For 2021, we are targeting total ammonia production of approximately 770,000 tons to 780,000 tons despite the Turnaround performed at our Cherokee Facility, which lowered ammonia production during the third quarter by approximately 21,000 tons.

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

Consolidated Results of the Third Quarter of 2021

Our consolidated net sales for the third quarter of 2021 were $127.2 million compared to $74.0 million for the same period in 2020.  Our consolidated operating income for the third quarter of 2021 was $5.4 million compared to an operating loss of $9.0 million for the same period in 2020.  The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Third Quarter

Selling Prices

For the third quarter of 2021, average agricultural selling prices for our ammonia, UAN and HDAN increased 188%, 128% and 66%, respectively, compared to the third quarter of 2020. As discussed above under “Recent Business Developments,” increased demand, higher corn prices and tighter supplies of nitrogen products contributed to the improved pricing.

For the third quarter of 2021, average industrial selling prices for most of our products were also higher compared to the same period of 2020, primarily driven by the $403 per metric ton increase in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Turnaround Activities (2021 only)

When a Turnaround is performed, overall results are negatively impacted. This impact includes lost contribution margin from lost sales, lost fixed cost absorption from lower production, and increased costs associated with repairs and maintenance. The effects of our Turnaround, exclusive of the impacts due to lost production during the downtime, are shown below:

		Turnaround	Turnaround Expense	Estimated Lost Production
Facility	2021 Related Period	Downtime	(In Thousands)	(In Tons)
Cherokee	3rd Quarter	40 days	$7,976	21,000

Change of Control and Special Dividend (2021 only)

As the result of the Exchange Transaction discussed above under Recent Business Developments and in Note 2, Eldridge held over 60% of our outstanding shares of common stock on the closing date of the Exchange Transaction.  As a result, a change of control (“CoC”) event occurred as defined in certain agreements, including stock-based awards and cash-based awards.  As a result, additional expense was recognized due to the CoC event.  In addition, pursuant to anti-dilutive terms included in the cash-based awards, the number of units of cash-based awards increased due to the Special Dividend, also resulting in additional expense being recognized.   In summary, we recognized approximately $5.0 million expense, of which $1.2 million is classified as cost of sales and $3.8 million is classified as SG&A.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations.  Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit (loss) represents net sales less cost of sales.  Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table contains certain financial information:

	Three Months Ended
	September 30,			Percentage
	2021	2020	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$51,102	$31,986	$19,116	60%
Industrial and mining products	76,097	41,983	34,114	81%
Total net sales	$127,199	$73,969	$53,230	72%

Gross profit (loss):
Adjusted gross profit (1)	$43,056	$16,337	$26,719	164%
Depreciation and amortization (2)	(17,633)	(17,362)	(271)	2%
Turnaround expense	(7,976)	(34)	(7,942)
Total gross profit (loss)	17,447	(1,059)	18,506
Selling, general and administrative expense	11,600	7,068	4,532	64%
Other expense, net	474	875	(401)
Operating income (loss)	5,373	(9,002)	14,375	160%
Interest expense, net	12,956	12,554	402	3%
Non-operating other expense, net	1,326	216	1,110
Provision (benefit) for income taxes	19	(1,370)	1,389
Net loss	$(8,928)	$(20,402)	$11,474	(56)%

Other information:
Gross profit (loss) percentage (3)	13.7%	(1.4)%	15.1%
Adjusted gross profit percentage (3)	33.8%	22.1%	11.7%
Property, plant and equipment expenditures	$11,252	$4,277	$6,975	163%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of the total net sales.

The following tables provide key operating metrics for the agricultural products:

	Three Months Ended
	September 30,			Percentage
Product (tons sold)	2021	2020	Change	Change
UAN	82,556	140,524	(57,968)	(41)%
HDAN	37,011	27,800	9,211	33%
Ammonia	14,100	20,181	(6,081)	(30)%
Other	2,394	2,824	(430)	(15)%
Total	136,061	191,329	(55,268)	(29)%

	Three Months Ended
	September 30,			Percentage
Gross Average Selling Prices (price per ton)	2021	2020	Change	Change
UAN	$315	$138	$177	128%
HDAN	$384	$232	$152	66%
Ammonia	$552	$192	$360	188%

With respect to sales of industrial and mining products, the following table indicates key operating metrics of our major products:

	Three Months Ended
	September 30,			Percentage
Product (tons sold)	2021	2020	Change	Change
Ammonia	65,901	68,366	(2,465)	(4)%
AN, Nitric Acid and Other	101,540	74,753	26,787	36%
Total	167,441	143,119	24,322	17%

Tampa Ammonia Benchmark (price per metric ton)	$610	$207	$403	195%

Net Sales

Net sales of our agricultural products increased during the third quarter of 2021 compared to the prior year period driven by stronger pricing for UAN, ammonia and HDAN.  Partially offsetting the benefit of stronger pricing was lower sales volumes for UAN and ammonia caused by the Turnaround completed at our Cherokee Facility during the third quarter of 2021 and more sales out of inventory in the third quarter of 2020 as a result of higher inventory levels headed into the period.  Agricultural sales were also impacted by a shift in product mix as we continue our focus on the industrial products business.

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

Gross Profit

As noted in the table above, we recognized a gross profit of $17.4 million for the third quarter of 2021 compared to a gross loss of $1.1 million for the same period in 2020, or an $18.5 million improvement.  Overall, our gross profit percentage was 13.7% compared to a gross loss percentage of 1.4% for the same period in 2020.  Our adjusted gross profit percentage increased to 33.8% for the third quarter of 2021 from 22.1% for the third quarter of 2020.

The increase in gross profit was primarily driven by higher sales prices for our products coupled with increased sales volume of HDAN partially offset by lower volumes of UAN, ammonia and upgraded industrial and mining products. The improvement in gross profit was partially offset by overall higher average natural gas costs which averaged $3.71 per MMBtu for the third quarter of 2021 as compared to $1.98 per MMBtu for the third quarter of 2020 and the impact of the Turnaround completed at our Cherokee Facility as discussed above under “Turnaround Activities”.

Selling, General and Administrative

Our SG&A expenses were $11.6 million for the third quarter of 2021, an increase of $4.5 million compared to the same period in 2020.  The net increase was primarily driven by approximately $3.8 million of expense due to CoC and anti-dilutive provisions included in certain agreements as discussed above under “Change of Control and Special Dividend”.

Non-operating Other Expense, net

Non-operating other expense for the third quarter of 2021 was $1.3 million compared to $0.2 million for the same period in 2020 or a change of $1.1 million. This change primarily relates to the change in fair value of the embedded derivative included in the Series E Redeemable Preferred prior to its extinguishment through the completion of the Exchange Transaction discussed above under “Recent Business Developments”.

Provision (Benefit) for Income Taxes

The provision for income taxes for the third quarter of 2021 was minimal compared to a benefit for income taxes of $1.4 million for the same period of 2020. For both periods, the effective tax rate is less than the statutory rate primarily due to the impact of the PPP loan forgiveness, state tax law changes and valuation allowances. Also see discussion in Note 8.

Nine Months Ended September 30, 2021 Compared to Nine Month Ended September 30, 2020

The following table contains certain financial information:

	Nine Months Ended
	September 30,			Percentage
	2021	2020	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$162,523	$138,441	$24,082	17%
Industrial and mining products	203,488	123,972	79,516	64%
Total net sales	$366,011	$262,413	$103,598	39%

Gross profit:
Adjusted gross profit by market (1)	$120,652	$66,793	$53,859	81%
Depreciation and amortization (2)	(51,314)	(51,899)	585	(1)%
Turnaround expense	(8,823)	(45)	(8,778)
Recovery from settlements with certain vendors	—	5,664	(5,664)
Total gross profit	60,515	20,513	40,002	195%
Selling, general and administrative expense	28,938	25,578	3,360	13%
Other expense, net	217	240	(23)
Operating income (loss)	31,360	(5,305)	36,665	(691)%
Interest expense, net	37,618	38,509	(891)	(2)%
Gain on extinguishment of debt	(10,000)	—	(10,000)
Non-operating other expense (income), net	2,466	(587)	3,053
Benefit for income taxes	(187)	(3,008)	2,821
Net income (loss)	$1,463	$(40,219)	$41,682	104%

Other information:
Gross profit percentage (3)	16.5%	7.8%	8.7%
Adjusted gross profit percentage (3)	33.0%	25.5%	7.5%
Property, plant and equipment expenditures	$26,101	$22,230	$3,871	17%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization, Turnaround expenses, and a recovery from settlements.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of the total net sales.

The following tables provide key operating metrics for the agricultural products:

	Nine Months Ended
	September 30,			Percentage
Product (tons sold)	2021	2020	Change	Change
UAN	313,794	367,073	(53,279)	(15)%
HDAN	189,712	221,692	(31,980)	(14)%
Ammonia	53,192	69,074	(15,882)	(23)%
Other	11,772	15,027	(3,255)	(22)%
Total	568,470	672,866	(104,396)	(16)%

	Nine Months Ended
	September 30,			Percentage
Gross Average Selling Prices (price per ton)	2021	2020	Change	Change
UAN	$234	$153	$81	53%
HDAN	$297	$250	$47	19%
Ammonia	$397	$233	$164	70%

With respect to sales of industrial and mining products, the following table indicates key operating metrics of our major products:

	Nine Months Ended
	September 30,			Percentage
Product (tons sold)	2021	2020	Change	Change
Ammonia	176,597	201,002	(24,405)	(12)%
AN, Nitric Acid and Other	336,032	215,177	120,855	56%
Total	512,629	416,179	96,450	23%

Tampa Ammonia Benchmark (price per metric ton)	$505	$231	$274	119%

Net Sales

Agricultural product sales increased driven primarily by higher sales prices for all of our agricultural products partially offset by lower sales volumes of our products resulting from lower production, including ammonia, due to the February 2021 weather event, the completion of a Turnaround at our Cherokee Facility during the third quarter of 2021, and product mix shifts to our industrial and mining products. As discussed above under “Recent Business Developments,” increased demand, higher corn prices, and tighter supplies of nitrogen products contributed to the improved pricing.

Industrial product sales increased primarily from higher sales prices due primarily to higher Tampa Ammonia benchmark pricing and higher nitric acid sales volume due in part to sales beginning in 2021 pursuant to the new long-term nitric acid supply agreement, and product mix shifts.  The average Tampa Ammonia pricing was approximately $274 per ton higher compared to the same period in 2020.

Mining products sales improved driven by primarily from increased sales volumes.  Demand for mining products has improved, especially relating to metals mining as expanding electric vehicle market is driving the need for copper.  Also, certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas increases, the pricing for these products increase accordingly.

Gross Profit

As noted in the table above, we recognized a gross profit of $60.5 million for the first nine months of 2021 compared to $20.5 million for the same period in 2020, or a $40.0 million improvement.  Overall, our gross profit percentage was 16.5% compared to 7.8% for the same period in 2020.  Our adjusted gross profit percentage increased to 33.0% for the first nine months of 2021 from 25.5% for the first nine months of 2020.

The increase in gross profit was primarily driven by higher sales prices for our products coupled with an overall increase in sales volume of upgraded industrial and mining products partially offset by lower volumes of our agricultural products. The improvement in gross profit was also partially offset by the net impact of the February weather disruption and overall higher average natural gas costs, which averaged $3.20 per MMBtu for the first nine months of 2021 as compared to $1.96 per MMBtu for the same period of 2020 and the impact of the Turnaround completed at our Cherokee Facility as discussed above under “Turnaround Activities”. The first nine months of 2020 also included settlements with certain vendors resulting in a recovery of approximately $5.7 million.

Selling, General and Administrative

Our SG&A expenses were $28.9 million for the first nine months of 2021, an increase of $3.4 million compared to the same period in 2020.  The net increase was primarily driven by approximately $3.8 million of expense due to CoC and anti-dilutive provisions included in certain agreements as discussed above under “Change of Control and Special Dividend.”, approximately $2.3 million associated with short and long-term compensation incentives and other payroll related costs partially offset by lower professional fees of $4.0 million.

Interest Expense, net

Interest expense for the first nine months of 2021 was $37.6 million compared to $38.5 million for the same period in 2020. The decrease relates primarily to the interest expense incurred during the first nine months of 2020 associated with a litigation judgment discussed in footnote (B) of Note 6.

Gain on Extinguishment of Debt – PPP Loan Forgiven

As discussed in Note 5 in June 2021, the PPP loan was fully forgiven by the SBA and lender.  As a result, we recognized a gain on extinguishment of debt of $10 million for the second quarter of 2021.

Non-operating Other Expense (Income), net

Non-operating other expense for the first nine months of 2021 was $2.5 million compared to non-operating income of $0.6 million for the same period in 2020 or a change of $3.1 million. This change primarily relates to the change in fair value of the embedded derivative included in the Series E Redeemable Preferred prior to its extinguishment through the completion of the Exchange Transaction discussed above under “Recent Business Developments”.

Benefit for Income Taxes

The benefit for income taxes for the first nine months of 2021 was $0.2 million compared to $3.0 million for the same period in 2020. For both periods, the effective tax rate is less than the statutory rate primarily due to the impact of the PPP loan forgiveness, state tax law changes and valuation allowances.   Also see discussion in Note 8.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the nine months ended September 30:

	2021	2020	Change
	(In Thousands)
Net cash flows from operating activities	$65,471	$24,715	$40,756

Net cash flows from investing activities	$(25,719)	$(20,219)	$(5,500)

Net cash flows from financing activities	$(23,161)	$14,807	$(37,968)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $65.5 million for first nine months of 2021 compared to $24.7 million for the same period of 2020, a change of $40.8 million.

For the first nine months of 2021, the net cash provided is the result of net income of $1.5 million plus adjustments of $51.4 million for depreciation and amortization of PP&E, other adjustments of $8.8 million less $10.0 million for a gain on extinguishment of debt, and net cash provided of $13.8 million primarily from our working capital.

For the first nine months of 2020, the net cash provided is the result of a net loss of $40.2 million plus adjustments of $52 million for depreciation and amortization of PP&E and other adjustments of $6.2 million less an adjustment of $3.1 million for deferred taxes and net cash provided of $9.8 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $25.7 million for the first nine months of 2021 compared to $20.2 million for the same period of 2020, a change of $5.5 million.

For the first nine months of 2021 and 2020, the net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $23.2 million for the first nine months of 2021 compared to net cash provided of $14.8 million for the same period of 2020, a change of $38.0 million.

For the first nine months of 2021, the net cash used primarily consists of payments on other long-term debt and short-term financing of $20.2 million, payments of $2.6 million for equity and debt-related cost and $0.3 million for other financing activities.

For the first nine months of 2020, the net cash provided primarily consists of proceeds of $42.6 million from other long-term debt partially offset by payments on other long-term debt and short-term financing of $27.6 million and payments of $0.2 million for other financing activities.

Capitalization

The following is our total current cash, long-term debt, redeemable preferred stock and stockholders’ equity:

	September 30,	December 31,
	2021	2020
	(In Millions)
Cash and cash equivalents	$32.9	$16.3
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2023 (1)	435.0	435.0
Secured Financing due 2023	8.5	10.7
Secured Loan Agreement due 2025	5.8	6.8
Secured Financing due 2025	25.5	28.6
Unsecured Loan Agreement due 2022	—	10.0
Secured Promissory Note due 2021	—	1.2
Other	0.3	0.5
Unamortized discount and debt issuance costs	(5.2)	(8.6)
Total long-term debt, including current portion, net	$469.9	$484.2
Series E and Series F redeemable preferred stocks (1)	$—	$272.1
Total stockholders' equity (1)	$423.1	$149.6
(1)

See discussion above under “Recent Business Developments” and Note 2 relating to the Exchange Transaction associated with the Series E and Series F redeemable preferred stock and debt refinancing completed in October.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million.  As of September 30, 2021, our Working Capital Revolver Loan was undrawn and had approximately $48.2 million of availability.

For the full year of 2021, we expect capital expenditures to be approximately $35 million to $40 million, which includes approximately $5 million for margin enhancement projects.  The remaining capital spending is planned for reliability and maintenance capital projects.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below in Note 5, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants.  The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing.  As of September 30, 2021, no trigger event had occurred.

Loan Agreements

Senior Secured Notes – As discussed in Note 13, an October 14, 2021, LSB completed a private offering of $500 million in aggregate principal amount of its 6.250% Senior Secured Notes due 2028 (the “Notes”).

The Notes were issued at a price equal to 100% of their face value and pursuant to an indenture, dated as of October 14, 2021, and will mature on October 15, 2028 and rank senior in right of payment to all of our debt that is expressly subordinated in right of payment to the notes, and will rank pari passu in right of payment with all of our liabilities that are not so subordinated, including the Working Capital Revolver Loan. Our obligations under the Notes are jointly and severally guaranteed by the subsidiary guarantors named in the Indenture on a senior secured basis. Interest on the Notes accrues at a rate of 6.250% per annum and is payable semi-annually in arrears on May 15 and October 15 of each year, beginning on May 15, 2022, to the holders of record on the immediately preceding May 1 and October 1.

The net proceeds from the Notes were used to redeem $435 million in aggregate principal amount of the Senior Secured Notes due 2023 (the “Existing Notes”), representing all of the notes outstanding, to pay related transaction fees, expenses and premiums and, to the extent of any remaining net proceeds, for general corporate purposes.

We previously issued a conditional notice of redemption on September 29, 2021, to redeem all of the Existing Notes (the “Redemption”), conditioned on the closing of the offering of the Notes, which condition was satisfied as of October 14, 2021. The Redemption was completed by the trustee on October 29, 2021.

Also on October 14, 2021, LSB satisfied and discharged its obligations under the indenture governing the Existing Notes by irrevocably depositing with the trustee for the Existing Notes funds sufficient to redeem the Existing Notes in full and to pay related fees and expenses.

We are currently evaluating the impact on our financial statements as the result of the debt transaction discussed above.

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

Working Capital Revolver Loan – At September 30, 2021, our Working Capital Revolver Loan was undrawn and had approximately $48.2 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date.  Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Capital Expenditures – First Nine Months of 2021

For the first nine months of 2021, capital expenditures relating to PP&E were $26.1 million.  The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines.  As a result, we incurred expenses of $2.6 million during the first nine months of 2021 in connection with environmental projects.  For the remainder of 2021, we expect to incur expenses ranging from $0.9 million to $1.1 million in connection with additional environmental projects.  However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

See discussions above under “Recent Business Developments” and Notes 1 and 13 regarding the common stock Special Dividend.

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

As of September 30, 2021, the amount of accumulated dividends on the Series D Preferred and Series B Preferred totaled approximately $1.8 million.  All shares of the Series D Preferred and Series B Preferred are owned by the Golsen Holders and an immediate family member.  There are no optional or mandatory redemption rights with respect to the Series B Preferred or Series D Preferred.

The lender of our Working Capital Revolver Loan has provided LSB a consent to allow for a payment of dividends not to exceed $2 million to the holders of the Series B and Series D Preferred, if and when declared by the Board.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business.  These insurance bonds primarily represent guarantees of future performance of our subsidiaries.  As of September 30, 2021, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds.  These insurance bonds are expected to expire or be renewed later in 2021.

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

Series E and Series F Redeemable Preferred - As discussed in Note 1, the Series E and Series F Redeemable Preferred that were redeemable outside of our control were classified as temporary/mezzanine equity.  These redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features included in the Series E Redeemable Preferred required bifurcation and were classified as derivative liabilities.  The carrying values of the redeemable preferred stocks were being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount would equal the redemption value as of the earliest possible redemption date by the holder (October 25, 2023).  The accretion was recorded to retained earnings.   However, during the third quarter of 2021, our redeemable preferred stocks were exchanged into our common stock as discussed in below.

As discussed in Note 2, in July 2021, we entered into the Exchange Agreement with the Holder, an affiliate of Eldridge, which Exchange Agreement was voted on and approved by our stockholders at the Special Meeting held in September 2021. Pursuant to the terms of the Exchange Agreement, the Holder would exchange all of the shares of the Series E and Series F Redeemable Preferred into our common stock based on the Liquidation Preference and an exchange price of $6.16, which is equal to the 30-day volume weighted average price as of the date of the Exchange Agreement.  The Liquidation Preference primarily consists of $1,000 per share of Series E Redeemable Preferred plus accrued and unpaid dividends plus the participation rights value. However, the exchange consideration paid under the Exchange Agreement would be reduced by approximately 1.2 million shares, which shares were included in the Special Dividend and received by the Holder.

On September 27, 2021, the closing of the Exchange Agreement occurred, and the Exchange Transaction was consummated. Pursuant to the terms of the Exchange Agreement, the Holder exchanged all of the shares of the Series E and Series F Redeemable Preferred for approximately 49.1 million shares of our common stock.

The total fair value of the approximately 49.1 million shares of common stock issued was approximately $531.1 million (based on the average per share price on the date of closing). The fair value of the common stock issued was in excess of the Series E and Series F Redeemable Preferred carrying amount, net of the bifurcated embedded derivative and unamortized issuance costs, by approximately $231.8 million and is treated as a deemed dividend.  Because we were in an accumulated deficit position on the closing date, the deemed dividend was charged to capital in excess of par value.

Income Taxes - Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled.  We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized.  Significant judgment is applied in evaluating the need for and the magnitude of appropriate valuation allowances against deferred tax assets.

It is also reasonably possible that the estimates and assumptions utilized as of September 30, 2021 could change in the near term.  Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods.  As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period.  At September 30, 2021, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change.  Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities.  Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At September 30, 2021, we had no outstanding natural gas contracts, which are accounted for on a mark-to-market basis.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility.  As of September 30, 2021, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4.  Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2021.  Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021, at the reasonable assurance level.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act.  All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements.  The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “could” and similar expressions identify Forward-Looking Statements.  Forward-Looking Statements contained herein include, but are not limited to, the following:

•	the impact of LSB Funding and its affiliate Eldridge holding a majority of our common stock;
•	our ability to invest in projects that will generate the best returns for our stockholders;
•	the impact from the COVID-19 pandemic;
•	our future liquidity outlook;
•	the outlook of our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the recent nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the industrial and mining industries;
•	the availability of raw materials;
•	our ability to broaden the distribution of our products, including our ability to leverage our nitric acid production capacity at our El Dorado Facility;
•	our ability to develop a strategy to capitalize on ammonia opportunities;
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our production facilities;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	annual natural gas requirements;
•	compliance by our facilities with the terms of our permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in interest expense;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct.  There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in the ownership percentage of Eldridge and its affiliate, LSB Funding, resulting in them no longer holding a majority of our outstanding common stock;
•	changes associated with the COVID-19 pandemic and governmental and related responses;
•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;

•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, including environmental regulations, or in the interpretation of such;
•	changes in laws, regulations or other issues related to climate change;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of natural gas and certain precious metals;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	changes in operating strategy or development plans;
•	our inability to adequately evaluate potential acquisitions of strategic assets or companies;
•	an inability to fund the working capital and expansion of our businesses;
•	our inability to improve our capital structure and overall cost of capital;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	adverse effects from regulatory policies, including tariffs;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products; and
•	other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2020.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASC	-	Accounting Standard Codification.

ASU	-	Accounting Standard Update.

Board	-	Board of Directors

CAO	-	A consent administrative order.

CARES	-	Coronavirus Aid, Relief, and Economic Security Act.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

CoC	-	Change of Control

COVID-19	-	The novel coronavirus disease of 2019.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Eldridge	-	Eldridge Industries, LLC, an affiliate of LSB Funding

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EUC	-	Environmental Use Control.

Exchange Agreement	-	A Securities Exchange Agreement between LSB Funding L.L.C. and affiliate of Eldridge L.L.C. and LSB.

Exchange Transaction	-	The exchange of shares of the Series E and Series F Redeemable Preferred for shares of common stock pursuant to the Exchange Agreement.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U.S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, Barry H. Golsen, and certain of their related parties identified as beneficial owners of our securities.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Holder	-	LSB Funding L.L.C., the holder of all of the shares of the Series E and Series F Redeemable Preferred.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The senior secured notes issued on October 14, 2021 with an interest rate of 6.250%, which mature in October 2028.

Notes Trustee	-	Wilmington Trust and National Association as trustee and collateral agent.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PAR	-	Permit Appeal Resolution.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Purchaser	-	LSB Funding L.L.C.

SBA	-	Small Business Administration.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of LSB Funding L.L.C. which matures in August 2025.

Secured Loan Agreement due 2025	-	A secured loan agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in March 2025.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which, matured in March 2021.

Senior Secured Notes	-	Senior secured notes with a stated interest rate of 9.625%, which were redeemed in October 2021.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E-1 Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F-1 Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Special Dividend	-	A stock split in the form of a common stock dividend declared by our Board.

Special Meeting	-	Meeting of our stockholders held during the third quarter of 2021.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2019 and ended in 2020 and primarily relates to corn planted and harvested in 2019.

2021 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2020 and ended in 2021 and primarily relates to corn planted and harvested in 2020.

2022 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2021 and will end in 2022 and primarily relates to corn planted and harvested in 2021.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 44.

Index to Exhibits Item

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i)	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(ii)	Second Amended and Restated Bylaws of LSB Industries, Inc., dated July 19, 2021	Exhibit 3.1 to the Company’s Form 8-K filed July 19, 2021

3.1	Certificate of Designations of Series G Class C Preferred Stock of LSB Industries, Inc., as filed with the Secretary of State of the State of Delaware on July 6, 2020	Exhibit 3.1 to the Company’s Form 8-K filed July 6, 2020

10.1	Securities Exchange Agreement, dated July 19, 2021, by and between LSB Industries, Inc. and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed July 19, 2021

10.2

Consent and Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of September 22, 2021, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors

Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2021

10.3(a)

Written Consent of LSB Funding, LLC approving of the incurrence of indebtedness by LSB Industries, Inc., dated September 22, 2021, provided pursuant to the Securities Exchange Agreement, dated as of July 19, 2021, between LSB Industries, Inc. and LSB Funding, LLC

10.4	Amendment and Waiver to Board Representation and Standstill Agreement, dated as of September 27, 2021, by and among the Company, the Holder and the other parties thereto	Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2021

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)	Filed herewith
(b)	Furnished herewith
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 2nd day of November 2021.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)