Form 10-K
period 2021-12-31
LSB INDUSTRIES INC
filed 2022-02-24
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2021, was approximately $141 million.  As a result, the Registrant is an accelerated filer as of December 31, 2021. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and LSB Funding LLC were deemed to be owned by affiliates of the Registrant as of June 30, 2021. Such determination should not be deemed an admission that such executive officers, directors or entity of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 18, 2022, the Registrant had 89,564,162 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of its 2020 fiscal year, are incorporated by reference in Part III.

Auditor Firm Id:	00042	Auditor Name:	Ernst & Young LLP	Auditor Location:	Oklahoma City, OK, United States

		Page
	PART I

Item 1.	Business	3

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	24

Item 2.	Properties	25

Item 3.	Legal Proceedings	26

Item 4.	Mine Safety Disclosures	26

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26

Item 6.	[RESERVED]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 8.	Financial Statements and Supplementary Data	42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42

Item 9A.	Controls and Procedures	43

Item 9B.	Other Information	44

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	44

	PART III

	(Items 10, 11, 12, 13, and 14)	45

The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of its 2021 fiscal year covered by this report.

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

The Company was formed in 1968 as an Oklahoma corporation and became a Delaware corporation in 1977. We manufacture and market chemical products for the agricultural, industrial and mining markets. We own and operate three multi plant facilities in El Dorado, Arkansas (the “El Dorado Facility”), Cherokee, Alabama (the “Cherokee Facility”), and Pryor, Oklahoma (the “Pryor Facility”), and we operate a facility on behalf of Covestro LLC (“Covestro”) in Baytown, Texas (the “Baytown Facility”). Our products are sold through distributors and directly to end customers throughout the United States and parts of Mexico and Canada.

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

Mining	LDAN, AN solution and HDAN	Ammonium nitrate fuel oil (ANFO) and specialty emulsions for mining applications, surface mining, quarries, and construction

The following table summarizes net sales information relating to our products:

	2021	2020
Percentage of consolidated net sales:
Agricultural products	48%	51%
Industrial products	42%	38%
Mining products	10%	11%
	100%	100%

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

Our strategy also includes evaluating and pursuing acquisitions of strategic assets or companies, mergers with other companies and investment in additional production capacity where we believe those acquisitions, mergers or expansion of production capacity will enhance the value of the Company and provide appropriate returns.

Key Operating Initiatives for 2022

As discussed in more detail under “Key Operating Initiatives for 2022” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contained in Item 7 of this report, we believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•	Investing in Safety and Reliability at our Facilities to further our Progress Towards Becoming a “Best in Class” Chemical Plant Operator Supplying our Customers with Products of the Highest Quality.
•	Continue Broadening the Distribution and Optimization of our Product mix.
•	Development and Implementation of a Strategy to Capitalize on Low Carbon Ammonia and Clean Energy Opportunities.
•	Pursue Acquisition of Strategic Assets or Companies.

As for our liquidity, we had approximately $143.5 million of combined cash and borrowing capacity at the end of 2021, which we believe provides us with ample liquidity to fund our operations and meet our current obligations. Also see discussions under “Liquidity and Capital Resources” of our MD&A.

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

Looking forward to 2022, corn prices for the vast majority of 2021 remained above levels not seen since 2014, and at current prices exceeding $6 per bushel, are significantly above the $4 per bushel level that we believe represents a very favorable level for farmers to earn significant income on their crops. The strong corn prices over the past year have been driven, in part, by a rebound in the production of ethanol, a gasoline additive that represents approximately 40% of total U.S. corn use annually, as miles driven have returned to near pre-pandemic levels. Also supporting the strong corn pricing over the past year has been Chinese demand for corn for use as feed for swine as part of the nation’s efforts to rebuild its swine production in the wake of a virus that dramatically reduced its swine population several years ago. This demand for feed is expected to remain robust as China has moved to large institutional hog farms which consume significant quantities of corn. Globally, corn supplies have been constrained by drought conditions in South America and the Western U.S., which has served to further bolster corn prices. Early forecasts point to U.S. corn acreage to be planted in the 2022-2023 planting season to be approximately 90 to 92 million acres, modestly lower than the 2021-2022 estimate of 93.4 million acres, but still at a very healthy level to support strong demand for fertilizers.

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

In addition, we have an agreement with a third-party purchaser, Coffeyville Resources Nitrogen Fertilizers, LLC, (“CVR”), to market and sell a portion of our UAN. Demand for sales under this agreement is based on the expected needs of the purchaser’s customers. The agreement provides the exclusive right (but not the obligation) to purchase, at market prices, substantially all of the UAN produced at our Pryor Facility. The term of the agreement runs through June 2022, with automatic one-year extensions, subject to a 180-day advance notice of termination from CVR or a 90-day advance notice from us.

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

Looking forward to 2022, selling prices have continued to improve as the supply of ammonia remains tight due to strong global demand, curtailed global supply due to rising natural gas prices, numerous global unplanned outages and lower than expected product imports. As a result, the Tampa Ammonia benchmark price increased to, and remains at multi-year high levels, which has translated into higher selling prices for our products as many of our industrial contracts are indexed to this benchmark price. Demand trends for the industrial products we sell, primarily nitric acid and ammonia, have remained robust despite disruptions to certain end markets, such as auto manufacturing which has been constrained due to a shortage of microprocessors, as activity in other markets, such as homebuilding and power generation has remained strong. In addition, our sales of nitric acid increased steadily throughout 2021 pursuant to the new long-term nitric acid supply contract discussed below. Demand for our mining products continues to improve as quarry and construction activity has been elevated due to robust levels of residential, commercial and civil infrastructure buildout along with strong demand for precious metals, including expectations for rising copper production to support the growing domestic production of electronic vehicles.

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

During 2020, one of our subsidiaries, El Dorado Chemical Company (“EDC”) entered into a contract with a customer to supply nitric acid. Under the agreement, EDC will supply between 70,000 to 100,000 tons of nitric acid annually. The initial contract term began in January 2021 and extends through 2027 and includes automatic one-year renewal terms.

In addition, EDC and Koch Fertilizer LLC (“Koch Fertilizer”) are parties to an ammonia purchase and sale agreement, under which Koch Fertilizer agreed to purchase, with minimum purchase requirements, a portion of the ammonia that is in excess of EDC’s internal needs. The term of the agreement runs until June 2023, with annual renewal options thereafter.

We operate the Baytown Facility on behalf of Covestro and we believe it is one of the largest and most technologically advanced nitric acid manufacturing units in the U.S. We operate and maintain this facility pursuant to a long-term operating contract. The term of this agreement runs until October 2029 with options for renewal.

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

Raw Materials

The products we manufacture at our facilities are primarily derived from natural gas. This raw material feedstock is a commodity and subject to price fluctuations. Natural gas is the primary raw material for producing ammonia, UAN, nitric acid and acid blends and other products at our El Dorado, Cherokee and Pryor Facilities. For 2021, we purchased approximately 28.3 million MMBtus of natural gas.

The chemical facilities’ natural gas feedstock requirements are generally purchased at spot market price. Periodically, we enter into volume purchase commitments and/or forward contracts to lock in the cost of certain of the expected natural gas requirements primarily to match quantities needed to produce product that has been sold forward. At December 31, 2021, we had natural gas contracts of approximately 5.4 million MMBtus, at an average cost of $4.53 per MMBtu. These contracts extend through March 2022.

See further discussion relating to the outlook for our business under “Key Industry Factors.”

Competition

We operate in a highly competitive market with many other larger chemical companies, such as Austin Powder Company, CF Industries Holdings, Inc., Chemtrade Logistics L.L.C.; Cornerstone Chemical, Eco Services Operation Corp., a subsidiary of PQ Holding Group, OCI Partners NV, Dyno Nobel, a subsidiary of Incitec Pivot Limited, The Gavilon Group, Helm AG, Koch Industries, Norfalco, Nutrien, Orica Limited; Praxair, Inc., Quad Chemical Corporation, Southern States Chemical, Trammo Inc. and Veolia North America (some of whom are our customers), many of whom have greater financial and other resources than we do. We believe that competition within the markets we serve is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Human Capital Management

As of December 31, 2021, we employed 545 persons, 180 of whom are represented by unions under agreements, including agreements being negotiated, that expire in July 2022 through July 2024. We believe we have good relationships with our employees.

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

•

Health and Safety – Our Health and Safety Management System continues to build to establish a consistent approach to enhance the work environment, culture and compliance at each business unit. This system is guided by a newly formed executive committee that provides focus and priority to compliance and industry best practices that protect our employees while performing work within our operations. Each business team is responsible for evaluating its unique operations and applying the defined controls to engage employees and manage injury risk. We use leading and lagging metrics, such as near miss tracking, assigning potential risk consequences to events, incident tracking, and releases to monitor our performance and effectiveness across our operations and individual business teams. Events are investigated based on risk using root cause analysis tools and corrective actions are tracked to ensure prevention. In addition, the management system includes periodic third-party audits and internal self-assessment to continuously improve.

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

Section 16(a) of the Exchange Act requires our directors, officers, and beneficial owners of more than 10% of our common stock to file with the SEC reports of holdings and changes in beneficial ownership of our stock. Based solely on a review of copies of the Forms 3, 4 and 5 furnished to us with respect to 2021, or written representations that no Form 5 was required to be filed, we believe that during 2021 all our directors and officers and beneficial owners of more than 10% of our common stock timely filed their required Forms 3, 4, or 5.

ITEM 1A.  RISK FACTORS

1.Risks Relating to Our Liquidity

We may not be able to generate sufficient cash to service our debt and may be required to take other actions to satisfy the obligations under our debt agreements, which may not be successful.

Our ability to make scheduled payments on our debt obligations depends on our financial condition and operating performance, prevailing economic and competitive conditions, and certain financial, business and other factors, some of which may be beyond our control. We may not be able to maintain a level of cash flows sufficient to pay the principal and interest on our debt, including the $500 million principal amount of our 6.250% Senior Secured Notes due 2028 (the “New Notes”).

If cash flows and capital resources are insufficient to fund our debt obligations, we could face substantial liquidity problems and will need to seek additional capital through the issuance of debt, the issuance of equity, asset sales or a combination of the foregoing. If we are unsuccessful, we will need to reduce or delay investments and capital expenditures, or to dispose of other assets or operations, seek additional capital, or restructure or refinance debt. These alternative measures may not be successful, may not be completed on economically attractive terms, or may not be adequate for us to meet our debt obligations when due. Additionally, our debt agreements limit the use of the proceeds from many dispositions of assets or operations. As a result, we may not be permitted to use the proceeds from these dispositions to satisfy our debt obligations. If we cannot make scheduled payments on our debt, we will be in default and the outstanding principal and interest on our debt could be declared to be due and payable, in which case we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations. In such an event, we may not have sufficient assets to repay all of our debt.

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

Our substantial indebtedness level could limit our financial and operating activities, and adversely affect our ability to incur additional debt to fund future needs.

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

Our debt agreements and the Exchange Agreement contain covenants and restrictions that could restrict or limit our financial and business operations. A breach of these covenants or restrictions could result in an event of default under one or more of our debt agreements or contracts at different entities within our capital structure, including as a result of cross acceleration or default provisions.

Our debt agreements and the Exchange Agreement contain various covenants and other restrictions that, among other things, limit flexibility in operating our businesses. A breach of any of these covenants or restrictions could result in a significant portion of our debt becoming due and payable or could result in significant contractual liability. These covenants and other restrictions limit our ability to, among other things:

•	incur additional debt or issue preferred shares;
•	pay dividends on, repurchase or make distributions in respect of capital stock, make other restricted payments;
•	make investments or certain capital expenditures;
•	sell or transfer assets;

•	create liens on assets to secure debt;
•	engage in certain fundamental corporate changes or changes to our business activities;
•	make certain material acquisitions;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•	enter into transactions with affiliates;
•	designate subsidiaries as unrestricted subsidiaries; and
•	repay, repurchase or modify certain subordinated and other material debt.

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

LSB is a holding company with no significant operations or material assets other than the equity interests it holds in its subsidiaries and conducts all of its operations through its subsidiaries. As a result, LSB’s ability to meet its obligations depends, in large part, on the operating performance and cash flows of its subsidiaries, which will be affected by general economic, industry, financial, competitive, operating and other factors beyond our control, and the ability of its subsidiaries to make distributions and pay dividends to LSB.

Each of LSB’s subsidiaries is a separate and distinct legal entity and, under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of such subsidiaries, may limit LSB’s ability to obtain cash from its subsidiaries.  Any payment of dividends, distributions, loans or advances to LSB by its subsidiaries could also be subject to taxes or restrictions on dividends or transfers under applicable local law in the jurisdictions in which LSB’s subsidiaries operate.

2.Risks Relating to Our Business

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

The Omicron variant of COVID-19 began to spread rapidly across the globe in the fourth quarter of fiscal year 2021 and began to affect our business, as well as our customers’ and suppliers’ business in similar ways as the initial surge of COVID-19. In addition, inflation and supply chain disruptions, in part exacerbated by the spread of the Omicron variant, have impacted companies and consumers in the United States. We have begun to experience increased inventory shipping costs and could see annual price increases from some of our vendors. In light of these trends, our management has taken, and will continue to take, a number of steps aimed to mitigate the impact of the Omicron variant, supply chain disruptions and inflation.

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

Climate Change may adversely affect our business.

Over the course of the past several years, global climate conditions have become increasingly inconsistent, volatile and unpredictable. Many of the regions in which we do business have experienced excessive moisture, cold, drought and/or heat of an unprecedented nature at various times of the year. In some cases, these conditions have either reduced or obviated the need for our products, particularly in the agriculture space, whether pre-plant, at-plant, post-emergent or at harvest. Due to the unpredictable nature of these conditions, growers and distributors appear to have become increasingly conservative in procurement practices and the accumulation of inventory. Further, the random nature of climactic change has made it increasingly difficult to forecast market demand and, consequently, financial performance, from year-to-year. There is no guarantee that climate change will abate in the near future, and it is possible that such change will continue to hinder our ability to forecast sales performance with accuracy and otherwise adversely affect our financial performance.

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

Russia, Ukraine and Trinidad have substantial capacity to produce and export fertilizers. Producers in these countries also benefit from below-market prices for natural gas, due to government regulation and other factors.

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

For 2021, ten customers accounted for approximately 47% of our consolidated net sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business, results of operations, financial condition and liquidity if we are unable to replace a customer with other sales on substantially similar terms.

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

Our sales and profits are heavily affected by the costs and availability of primary raw materials. These primary raw materials are typically subject to considerable price volatility, and recent global supply chain disruptions and increased inflation in the United States have led to further heightened volatility. Historically, when there have been rapid increases in the cost of these primary raw materials, we have sometimes been unable to timely increase our sales prices to cover all of the higher costs incurred. While we periodically enter into futures/forward contracts to economically hedge against price increases in certain of these raw materials, there can be no assurance that we will effectively manage against price fluctuations in those raw materials.

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

The price of natural gas in North America and worldwide has been volatile in recent years and had declined on average due in part to the development of significant natural gas reserves, including shale gas, and the rapid improvement in shale gas extraction techniques, such as hydraulic fracturing and horizontal drilling. However, recent disruptions in the global supply chain and increased inflation in the United States have led to reduced availability and increased prices of natural gas in the fourth quarter of fiscal year 2021, and they may continue to have an impact in the near term in fiscal year 2022. Future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or hydraulic fracturing or increase its cost or by reduction in oil exploration and development prompted by lower oil prices and resulting in production of less associated natural gas. Additionally, increased demand for natural gas, particularly in the Gulf Coast Region, due to increased industrial demand and increased natural gas exports could result in increased natural gas prices.

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

We may engage in certain strategic transactions which may adversely affect our financial condition.

An important part of our business strategy is the acquisition of strategic assets or companies.  Our management is currently evaluating and pursing certain such opportunities, and from time to time separately provides indications of interest in respect of similar transactions, which may be significant.  Any such discussions may or may not result in the consummation of a transaction, and we may not be able to identify or complete any of these potential acquisitions. We cannot predict the effect, if any, that any announcement or consummation of a transaction would have on the price of our securities.  While the documents governing our indebtedness include certain restrictions on our ability to finance any acquisitions of new assets, such restrictions contain various exceptions and limitations.

There is no guarantee that any such transactions will be successful or, even if consummated, improve our operating results. We may incur costs, breakage fees or other expenses in connection with any such transactions or may not be able to obtain the necessary financing for such transactions on acceptable terms.  Accordingly, any such transactions may ultimately have a material adverse effect on our operating results.

In addition, any future acquisitions could present a number of risks, including:

•	the risk of using management time and resources to pursue acquisitions that are not successfully completed;
•	the risk of incorrect assumptions regarding the future results of acquired operations or business;
•	the risk of failing to integrate the operations or management of any acquired operations or assets successfully and timely; and
•	the risk of diversion of management’s attention from existing operations or other priorities.

If we are unsuccessful in integrating acquisitions in a timely and cost-effective manner, our financial condition and results of operations could be adversely affected.

3.Risks Relating to Legal, Regulatory and Compliance Matters

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

4.Risks Relating to Debt

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

5.Risks Relating to Human Capital

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

6.Risks Relating to Shareholders

Certain of our stockholders control a significant amount of our voting stock, and their interests could conflict with interests of other stockholders.

LSB Funding LLC (“LSB Funding”), our largest voting shareholder, owned approximately 54 million shares of our common stock, which represent approximately 61% of the voting power of our common stock as of December 31, 2021, an aggregate of approximately 50 million shares of which were issued to LSB Funding in connection with the Exchange Transaction and the Special Dividend. As a result, LSB Funding could significantly influence our business and affairs if it chooses to use its significant voting power to do so. For instance, LSB Funding would be able to significantly affect most matters brought before the stockholders, including the election of all directors and the approval of mergers and other business combination transactions.

Pursuant to a Board Representation and Standstill Agreement, as amended, LSB Funding has the right to designate three directors on our Board, subject to reduction in certain circumstances. This is in addition to their ability to vote generally in the election of directors. As a result, LSB Funding has significant influence over the election of directors to our Board.

The interests of LSB Funding may conflict with interests of other stockholders. As a result of the voting power and board designation rights of LSB Funding, the ability of other stockholders to influence our management and policies could be limited.

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

We have authorized and unissued (including shares held in treasury) approximately 60.2 million shares of common stock and approximately 5.2 million shares of preferred stock as of December 31, 2021. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. Our Board of Directors (the “Board”) has not made a decision whether or not to pay dividends on our common stock in 2022. In addition, there are certain limitations contained in our loan agreements that may limit our ability to pay dividends on our outstanding common stock.

Future issuances or potential issuances of our common stock or preferred stock could adversely affect the price of our common stock and our ability to raise funds in new stock offerings and could dilute the percentage ownership or voting power of our common stockholders.

Future sales of substantial amounts of our common stock, preferred stock or equity-related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could dilute the value of common stock held by our existing stockholders. No prediction can be made as to the effect, if any, that future sales of common stock, preferred stock, or equity-related securities, or the availability of shares of common stock for future sale will have on the trading price of our common stock. Such future sales could also significantly reduce the percentage ownership and voting power of our existing common stockholders.

7.General Risk Factors

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

•	our ability to invest in projects that will generate the best returns for our stockholders
•	our future liquidity outlook;
•	the outlook our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the current nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•	our outlook for the coal industry;
•	the availability of raw materials;
•	the result of our product and market diversification strategy;
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our existing production facilities;
•	production volumes at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	annual natural gas requirements;
•	compliance by our facilities with the terms of our permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in interest expense;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due;
•	the effects of the ongoing COVID-19 pandemic and related response; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

While we believe, the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;
•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects of increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, especially environmental regulations or the American Reinvestment and Recovery Act, or in the interpretation of such;
•	changes in laws, regulations or other issues related to climate change;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of natural gas and certain precious metals;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	increases in cost to maintain internal controls over financial reporting;
•	changes in operating strategy or development plans;
•	an inability to fund the working capital and expansion of our businesses;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;

•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	adverse effects from regulatory policies, including tariffs;
•	volatility of natural gas prices;
•	price increases resulting from increased inflation;
•	weather conditions, including the effects of climate change;
•	increases in imported agricultural products;
•	global supply chain disruptions;
•	other factors described in the MD&A contained in this report; and
•	other factors described in “Risk Factors” contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Defined Terms

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ARO	-	Asset retirement obligation.

ASC	-	Accounting Standard Codification.

ASU	-	Accounting Standard Update.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

Board	-	Board of Directors

CAO	-	A consent administrative order.

CARES	-	Coronavirus Aid, Relief, and Economic Security Act.

CEO	-	Chief Executive Officer.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

CoC	-	Change of Control

Covestro	-	Covestro L.L.C.

COVID-19	-	The novel coronavirus disease of 2019.

CVR	-	Coffeyville Resources Nitrogen Fertilizers, L.L.C.

D&A	-	Depreciation and amortization.

DEF	-	Diesel Exhaust Fluid.

DHS	-	The U.S. Department of Homeland Security.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EDN	-	El Dorado Nitrogen L.L.C.

EIA	-	U.S. Energy Information Administration

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EPA	-	The U.S. Environmental Protection Agency.

EUC	-	Environmental Use Control.

Exchange Agreement	-	A Securities Exchange Agreement between LSB Funding L.L.C. and affiliate of Eldridge L.L.C. and LSB.

Exchange Transaction	-	The exchange of shares of the Series E and Series F Redeemable Preferred for shares of common stock pursuant to the Exchange Agreement.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U.S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, Barry H. Golsen and certain of their related parties, as defined in the Board Representation and Standstill Agreement, as amended.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Holder	-	LSB Funding L.L.C., the holder of all of the shares of the Series E and Series F Redeemable Preferred.

Indenture	-	The agreement governing the 6.25% Senior Secured Notes.

J. Golsen	-	Jack E. Golsen.

KDHE	-	The Kansas Department of Health and Environment.

Koch Fertilizer	-	Koch Fertilizer L.L.C.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

New Notes	-	The senior secured notes issued on October 14, 2021 with an interest rate of 6.250%, which mature in October 2028.

NOL	-	Net Operating Loss.

Note	-	A note in the accompanying notes to the consolidated financial statements.

NPDES	-	National Pollutant Discharge Elimination.

NPK	-	Compound fertilizer products which are a solid granular fertilizer product for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.

ODEQ	-	The Oklahoma Department of Environmental Quality.

Old Notes	-	The notes issued on April 28, 2018 with an interest rate of 9.625%, which mature in May 2023.

PAR	-	Permit Appeal Resolution

PBRS	-	Performance-based restricted stock.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Retirement Date	-	Date of retirement of Jack E. Golsen as Executive Chairman of the Board, December 31, 2017.

RFS	-	Federal renewable fuel standards.

RMP	-	Risk Management Program.

RSU	-	Restricted stock unit.

SBA	-	U.S. Small Business Administration.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Financing Agreement due 2025	-	A secured financing arrangement between EDA and an affiliate of LSB Funding L.L.C. which matures in August 2025.

Secured Loan Agreement due 2025	-	A secured loan agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in March 2025.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which, matured in March 2021.

Senior Secured Notes	-	Senior secured notes with a stated interest rate of 9.625%, which were redeemed in October 2021.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Special Dividend	-	A stock split in the form of a common stock dividend declared by our Board.

Special Meeting	-	Meeting of our stockholders held during the third quarter of 2021.

Transition Agreement	-	An agreement between Jack E. Golsen and LSB, dated June 30, 2017.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonia nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2005 Agreement	-	A death benefit agreement with Jack E. Golsen.

2008 Plan	-	The 2008 Incentive Stock Plan.

2016 Plan	-	The 2016 Long Term Incentive Plan.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2019 and ended in 2020 and primarily relates to corn planted and harvested in 2019.

2021 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2020 and ended in 2021 and primarily relates to corn planted and harvested in 2020.

2022 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2021 and will end in 2022 and primarily relates to corn planted and harvested in 2021.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table presents our significant properties for 2021:

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

(B)	This facility is located within a chemical production complex owned by Covestro.
(C)	The ammonia production capacity is based on optimal 1,350 tons per day of production for the year. The El Dorado Facility did not perform a Turnaround during 2021.
(D)	The ammonia production capacity is based on 515 tons per day of production for the year but excludes 40 Turnaround days during 2021.
(E)	The ammonia production capacity is based on 675 tons per day of production for the year. The Pryor Facility did not perform a Turnaround during 2021.

For 2021, our facilities produced approximately 765,000 tons of ammonia.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the New York Stock Exchange under the symbol “LXU.”

Stockholders

As of February 18, 2022, we had approximately 361 record holders of our common stock. This number does not include investors whose ownership is recorded in the name of their brokerage company.

Equity Compensation Plans

Discussions relating to our equity compensation plans under Item 12 of Part III are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 29, 2022.

Sale of Unregistered Securities

There were no unregistered sales of equity securities in 2021 that have not been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2021 consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the consolidated financial statements. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and through our subsidiaries, we manufacture and sell chemical products for the agricultural, mining, and industrial markets. We own and operate three multi plant facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma, and operate a facility on behalf of Covestro in Baytown, Texas. Our products are sold through distributors and directly to end customers, primarily throughout the U.S. and parts of Mexico and Canada.

Key Operating Initiatives for 2022

We expect our future results of operations and financial condition to benefit from following key initiatives:

•

Investing to improve Environmental, Health &Safety and Reliability at our Facilities to further our Progress Towards Becoming a “Best in Class” Chemical Plant Operator while Supplying our Customers with Products of the Highest Quality.

▪

We believe that our operational progress over the past several years represents proof that high safety standards not only enable us to protect what matters, which is the well-being of our employees, but also translates into improved plant performance. With that in mind, in 2022 we remain acutely focused on our efforts to further the progress we’ve made in creating a high performing safety culture as we advance the safety programs, we have underway and implement new ones. Additionally, we will be investing capital at all three of our facilities to further promote safe and reliable operations in order to build upon the success we have had in implementing enhanced safety programs during the last three years.

▪

We have several initiatives currently underway focused on further improving the reliability of our plants which we expect will allow us to produce greater volumes of product for sale, lower our cost of production and increase our overall profitability. These initiatives are focused on operations excellence through enhancements in leadership at certain of our facilities, bolstering our operating procedures, leveraging the technology investments we’ve made for the purpose of advancing the optimization of our asset health monitoring through asset care excellence maintenance programs. Additionally, our product quality program continues to focus on providing products to our customers that meet the highest quality standards.

•

Continue Broadening the Distribution and Optimization of our Product mix.  Over the course of 2021 we were successful in maximizing the production capacity of our plants, and plan to continue to expand the distribution of our products by partnering with customers to take product into different markets while also focusing our efforts to upgrade our margins through the optimization of our product mix.

▪

In the first quarter of 2021, we commenced a new long-term nitric acid supply contract with a customer under which we agreed to supply between 70,000 to 100,000 tons of nitric acid per year. We progressively ramped the volume of product supplied to the customer over the course of 2021, and in 2022, we will recognize a full year of sales under this agreement putting us in a sold-out position for nitric acid at our El Dorado facility and achieving our objective to fully utilize our production capacity for this product.

▪

We are targeting $10 million to $15 million of capital for margin enhancement projects in 2022 to optimize our storage and distribution capability. Additionally, we are evaluating opportunities to upgrade more of the ammonia we produce into higher value downstream products in order to capture additional margin. We also believe we have opportunities to increase our production volume of certain products through debottlenecking projects and will be analyzing the potential returns from these investments over the course of the year.

•

Development and Implementation of a Strategy to Capitalize on Low Carbon Ammonia and Clean Energy Opportunities. The reduction of greenhouse gas emissions, particularly related to carbon dioxide, has been, and, we expect will increasingly become a global environmental priority as part of efforts to stem the deleterious effects of climate change. There is increasing evidence from a variety of industry studies to indicate that ammonia can play a significant role in making meaningful progress towards this objective. As a result, we are currently in the process of formulating a strategy to become a producer and marketer of blue and green ammonia and other derivative products over the coming years. Blue ammonia is produced using natural gas and conventional processes but includes the additional stage where the CO2 emissions are captured and permanently stored in deep underground rock formations, resulting in a low carbon emission product that can be sold at a premium to agricultural, industrial, mining, power generation and marine customers seeking to reduce their carbon footprint and potentially capitalize on government incentives. Green ammonia is ammonia produced using renewable energy to power electrolyzers that extract hydrogen from water, resulting in the zero-carbon production of ammonia that, we believe can, also be sold at a premium to a variety of industries around the world.

Ammonia has been increasingly emerging as one of the most viable alternatives to serve as a hydrogen-based energy source for a variety of applications given its higher energy density and ease of storage relative to hydrogen gas. Blue and green ammonia can be used as zero carbon fuel in the maritime sector, a carbon free fertilizer and as a coal substitute in power generation. If ammonia were to be used for energy consumption globally, some studies have indicated that future demand could equate to five times the amount of current global annual production of ammonia, or approximately 50 times the current seaborne trade. We believe we are well-positioned to capitalize on this opportunity and be market leaders given our potential to retrofit our existing plants rather than investing in greenfield projects, thereby reducing the time to market and the upfront capital expenditures, enhancing the economic attractiveness to such investments. With that said, we will also consider investing in greenfield projects that have the potential to offer attractive returns

•

Pursue Acquisitions of Strategic Assets or Companies. We are actively engaged in evaluating and pursuing various opportunities to acquire strategic assets or companies (including through mergers), where we believe those acquisitions will enhance the value of the Company and provide attractive returns. Targets under consideration could provide us with geographic expansion, extend an existing product line, add a new product line, leverage our existing ammonia production capabilities, or complement our existing business lines, among other accretive opportunities. We are considering options across our agricultural, industrial and mining business. The opportunities we consider as meeting our investment criteria generally range in value from $200 million to $500 million, although we may consider other attractive opportunities outside of this range.  We are also evaluating investments that would add additional production capacity in business lines where we believe the returns will be attractive.  We may choose to finance any of the foregoing through the incurrence of additional indebtedness (including through loans or the issuance of debt securities) or the issuance of equity, in each case subject to financial analysis that we believe would support an increase to shareholder value and favorable market conditions at the time of issuance.

We may not successfully implement any or all of these initiatives. In addition, the consummation of any acquisition opportunity is subject to the negotiation of definitive documentation with any counterparties and, if applicable, regulatory approvals, as well as the satisfaction of negotiated closing conditions, none of which can be assured, and there can be no guarantee that any opportunity we choose to pursue will ultimately be consummated. Even if we successfully implement the initiatives, they may not achieve the results that we expect or desire.

Business Developments-2021

Exchange Transaction and Special Common Stock Dividend

On September 27, 2021, we closed a Securities Exchange Transaction (the “Exchange Transaction”) with LSB Funding LLC (the “Holder”), an affiliate of Eldridge, in which we exchanged the shares of Series E and Series F Redeemable Preferred Stock held by the Holder for shares of our common stock. In summary, we exchanged the approximately $310 million liquidation preference of preferred stock held by the Holder into our common stock based on an exchange price of $6.16, which was equal to the 30-day volume weighted average price as of the date of the Exchange Agreement. However, the exchange consideration paid under the Exchange Agreement was reduced by approximately 1.2 million shares, which shares were included in the Special Dividend and received by the Holder. In connection with the transaction, on October 8, 2021, our common stockholders, including the Holder, received the Special Dividend in the form of 0.30 shares of our common stock for every share owned as of the September 24, 2021, the Special Dividend record date. The main benefit of the exchange is that it relieved our Company and our common stockholders from the expensive, compounding burden of the preferred stock dividend, improving the current capital structure.

Reduced Cost of Capital through Debt Refinancing

The Exchange Transaction discussed above prompted the major credit rating agencies, Moody’s and S&P, to upgrade their credit ratings on our debt, which combined with the favorable credit markets, enabled us to complete a refinancing of our senior notes on significantly improved terms, reducing our cost of capital, bolstering our liquidity and extending the maturity of our debt. More specifically, on October 14, 2021, we closed on an offering of $500 million of senior secured notes due 2028, bearing an interest rate of 6.250%, which we used to redeem our $435 million of 9.625% senior notes that were due to mature in 2023, with the balance being used to enhance the liquidity of our balance sheet and for general corporate purposes. The reduction of the rate of interest on our outstanding notes by more than 300 basis points represents a meaningful reduction in our annual cash interest expense and puts us in a position to more aggressively pursue our key operating initiatives discussed above.

Continued Improvement in Product Sales

Selling prices for all of our major products improved over the course of 2021 as compared to the prior year driven by a combination of supply and demand factors. With respect to our agricultural business, corn prices for the vast majority of 2021 sat above levels not seen since 2014, and the current prices exceeding $6 per bushel, are significantly above the $4 per bushel level that we believe represents a very favorable level for farmers to earn significant income on their crops. The strong corn prices over the past year have been driven, in part, by a rebound in the production of ethanol, a gasoline additive that represents approximately 40% of total U.S. corn use annually, as miles driven have returned to near pre-pandemic levels. Also supporting the strong corn pricing over the past year has been Chinese demand for corn for use as feed for swine as part of the nation’s efforts to rebuild its swine production in the wake of a virus that dramatically reduced its swine population several years ago. This demand for feed is expected to remain robust as China has moved to large institutional hog farms which consume significant quantities of corn. Globally, corn supplies have been constrained by drought conditions in South America and the Western U.S., which has served to further bolster corn prices. Early forecasts point to U.S. corn acreage to be planted in the 2022-2023 planting season to be approximately 90 to 92 million acres, modestly lower than the 2021-2022 estimate of 93.4 million acres, but still at a very healthy level to support strong demand for fertilizers.

In addition to strong corn pricing, which has prompted farmers to increase fertilizer purchases in order to maximize yields, a series of supply related factors that unfolded over the course of 2021 have served to create a global shortage of ammonia, driving the strong increase in the prices for nitrogen products. This began in February 2021, as winter storm Uri and the resultant severe cold weather experienced in many areas of the U.S. caused many nitrogen producers to idle their plants resulting in a tightening in the supply of nitrogen products headed into the spring planting season. Exacerbating this supply constraint, during the third quarter of 2021 a number of ammonia facilities underwent turnarounds that were originally scheduled for third quarter of 2020 but were postponed due to the COVID-19 pandemic. Additionally, in late August, Hurricane Ida, a Category 4 storm caused production along the U.S. Gulf coast to be shut down for a period of time, further reducing production. Also supporting the strength in fertilizer prices has been the significant increase in the cost of natural gas, the primary feedstock for production of ammonia, which has prompted various producers to cease operations of some facilities, particularly in Europe where natural gas prices have surged to more than $30 per MMBtu, rendering some ammonia plants uneconomical to operate. The resultant decrease in global production of ammonia has fueled further strength in nitrogen-based fertilizer prices, which have thus far materially outstripped the impact to production costs of rising natural gas prices in the U.S. The factors discussed above have led to continued strong pricing into the first quarter of 2022, which we expect to support continued favorable pricing levels over the balance of the year.

As for our industrial and mining products, selling prices have continued to improve as the supply of ammonia remains tight due to strong global demand, curtailed global supply due to rising natural gas prices, numerous global unplanned outages and lower than expected product imports. As a result, the Tampa Ammonia benchmark price increased to, and remains at multi-year high levels, which have translated into higher selling prices for our products as many of our industrial contracts are indexed to this benchmark price. Demand trends for the industrial products we sell, primarily nitric acid and ammonia, have remained robust despite disruptions to certain end markets, such as auto manufacturing which has been constrained due to a shortage of microprocessors, as activity in other markets, such as homebuilding and power generation has remained strong. In addition, our sales of nitric acid increased steadily throughout 2021 pursuant to the new long-term nitric acid supply contract discussed above. Demand for our mining products continues to improve as quarry and construction activity has been elevated due to robust levels of residential, commercial and civil infrastructure buildout along with strong demand for precious metals, including expectations for rising copper production to support the growing domestic production of electric vehicles.

See a more detailed discussion below under “Key Industry Factors.”

Long-Term Nitric Acid Supply Contract

During October 2020, EDC entered into a new long-term nitric acid supply contract with a customer. Under the agreement, EDC agreed to supply between 70,000 to 100,000 tons of nitric acid annually, with sales that began in the first quarter of 2021. The initial contract term extends through 2027 but includes automatic one-year renewal terms unless terminated by either party pursuant to the terms of the contract.

PPP Loan Forgiven

In April 2020, we entered into a federally guaranteed Paycheck Protection Program (“PPP”) loan for $10 million with a lender pursuant to a new loan program through the U.S. Small Business Administration (“SBA”) as the result of the PPP established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended by the Paycheck Protection Program Flexibility Act of 2020. We have used all of the proceeds from the PPP loan for payroll, rent, utilities, and other specified costs that qualify for loan forgiveness. In April 2021, we submitted the PPP loan forgiveness application to the lender. In June 2021, the PPP loan was fully forgiven by the SBA and lender.

2021 Winter Storm Uri, Natural Gas Curtailment and Settlement of Natural Gas Contracts

On February 12, 2021, the Pryor Facility was taken out of service due to extreme cold weather associated with the winter storm Uri that caused a surge in natural gas prices in the region, along with the curtailment of gas distribution by the operator of the pipeline that supplies natural gas to the facility. On February 21, 2021, this facility began a phased restart and the facility’s ammonia plant was in production shortly thereafter.

Also, as a result of unprecedented cold weather conditions, on February 17, 2021, the primary natural gas supplier to our El Dorado Facility asserted a claim of force majeure and materially restricted the supply of gas to the facility. However, effective February 23, 2021, the force majeure was lifted, and the facility’s ammonia plant was in production shortly thereafter.

As weather across the middle of the country improved and temperatures warmed, natural gas prices normalized, and supply were restored to levels required for full operation of our facilities.

Notably, our Cherokee Facility was not materially impacted by the extreme cold weather and related natural gas price and supply issues and operated at targeted levels throughout February 2021.

In order to mitigate a portion of the commodity price risk associated with natural gas, we periodically enter into natural gas forward contracts and volume purchase commitments that locked in the cost of certain volumes of natural gas. Prior to this weather event, we had both types of arrangements. During the first quarter of 2021, we settled all of our natural gas forward contracts and certain volume purchase commitments outstanding at that time. As a result of the settlement of these natural gas contracts, we were able to significantly mitigate the impact from lost production, lost sales and higher costs resulting from the impact of the natural gas shortage caused by winter storm Uri.

Key Industry Factors

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

For 2021 as noted in the table below, the USDA estimates the number of acres of corn planted in the U.S. was approximately 93 million acres, up 3% compared to the 2020 planting season. In addition, the USDA estimates the U.S ending stocks for the 2022 Crop will be approximately 39 million metric tons, a 25% increase from the 2021 Crop. The USDA also is estimating a record yield for the 2022 Crop, up approximately 3% from a year ago.

The following February estimates are associated with the corn market:

	2022 Crop	2021 Crop		2020 Crop
	(2021 Harvest)	(2020 Harvest)	Percentage	(2019 Harvest)	Percentage
	February Report (1)	February Report (1)	Change (2)	February Report (1)	Change (3)
U.S. Area Planted (Million acres)	93.4	90.7	3.0%	89.7	4.1%
U.S. Yield per Acre (Bushels)	177.0	171.4	3.3%	167.5	5.7%
U.S. Production (Million bushels)	15,115	14,111	7.1%	13,620	11.0%
U.S. Ending Stocks (Million metric tons)	39.1	31.4	24.5%	48.8	(19.9%)
World Ending Stocks (Million metric tons)	302.2	292.1	3.5%	306.3	(1.3%)

(1)

Information obtained from WASDE report dated February 9, 2022 (“February Report”) for the 2021/2022 (“2022 Crop”), 2020/2021 (“2021 Crop”) and 2019/2020 (“2020 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.

(2)	Represents the percentage change between the 2022 Crop amounts compared to the 2021 Crop amounts.
(3)	Represents the percentage change between the 2022 Crop amounts compared to the 2020 Crop amounts.

The current USDA corn outlook for the U.S. is for slightly higher production, higher food, seed and industrial use, ethanol and larger ending stocks. From a demand perspective, corn prices remain well above historical 5-year averages and remain significantly higher than $4 per bushel, the level that we believe represent a key threshold as it relates to favorable farmer economics. In addition, domestic corn demand to produce ethanol has rebounded to pre-pandemic levels as the continued roll-out of vaccines has allowed for the re-opening of the vast majority of the U.S. economy, promoting increased mobility and a return to historical levels of gasoline consumption. Most gasoline has 10% ethanol content. Ethanol is commonly made from corn and ethanol production is the largest user of U.S. corn, currently representing roughly 36% of total U.S. corn demand.

The available U.S. supply of ammonia and other nitrogen products has tightened in 2021, primarily as the result of higher demand for such products, in addition to the idling of many nitrogen plants in February 2021 due to the severe cold weather and ongoing industry downtime caused the lingering problems of that event coupled with more turnaround activity in 2021 as many companies chose to delay turnarounds in 2020 as a result of the pandemic and lost production from several hurricane events in 2021. The significant increase in the cost of natural gas, the primary feedstock for production of ammonia, which has prompted various producers to cease operations of some facilities further reducing supplies, particularly in Europe where natural gas prices have surged to more than $30 per MMBtu, rendering some ammonia plants uneconomical to operate.

As a result of these factors discussed above, we have experienced a price rally for fertilizers during 2021, and we expect these price levels will continue into the 2022 spring planting season.

Industrial and Mining

Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators are improving and pointing towards continued improvement in the markets we serve. Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers. See discussion above concerning a new long-term nitric acid supply contract under “Business Developments-2021.”

Our mining products are LDAN and AN solution, which are primary used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal. In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather. Demand for our mining products continues to improve as quarry and construction activity has been elevated due to robust levels of residential, commercial and civil infrastructure buildout along with strong demand for precious metals, including expectations for rising copper production to support the growing domestic production of electric vehicles.

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

	2021	2020
Natural gas volumes (MMBtu in millions)	28.3	30.1
Natural gas average cost per MMBtu	$3.51	$2.09

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price. We continue to evaluate the recent rising costs of rail and truck freight domestically. Since the Magellan ammonia pipeline was permanently shut down in 2020, certain Oklahoma and Texas producers that relied on the pipeline to transport their ammonia are relying on other transportation modes, primarily trucks, but also rail and barge transport. As a result of increases in demand for available trucks to transport ammonia, primarily during the spring and fall planting seasons, higher transportation costs have and could continue to impact our margins, if we were unable to fully pass through these costs to our customers. Additionally, continued truck driver shortages could impact our ability to fulfill customer demand. As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

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

Our Cherokee Facility is currently on a three-year ammonia plant Turnaround cycle completing a planned Turnaround during 2021 with the next ammonia plant Turnaround planned in the third quarter of 2024.

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

Total ammonia production in 2021 was 765,000 tons. For 2022, we are targeting total ammonia production of approximately 780,000 tons to 800,000 tons despite a 30-day Turnaround at our Pryor Facility and a 24-day Turnaround at our El Dorado Facility, which will lower ammonia production during the third quarter by approximately 50,000 tons.

We believe that our focus on continuous improvement in reliability as discussed in key operating initiatives will result in year over year improvement in ammonia production for 2022.

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

Consolidated Results for 2021

Our consolidated net sales for 2021 were $556.2 million compared to $351.3 million for 2020. Our consolidated operating income for 2021 was $101.0 million compared to an operating loss of $15.5 million for 2020. The items affecting our operating results are discussed below and under “Results of Operations.”

Items Affecting Comparability of Results

Selling Prices

Our 2021 average agricultural selling prices for our ammonia, UAN, and HDAN increased 111%, 87% and 46%, respectively, compared to 2020. As discussed above under “Business Developments-2021,” increased demand, higher corn prices and tighter supplies of nitrogen products contributed to the improved pricing.

Our 2021 average industrial selling prices for most of our products were also higher compared to the same period of 2020, primarily driven by the $359 per metric ton increase in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Turnaround Activities (2021 only)

When a Turnaround is performed, overall results are negatively impacted. This impact includes lost contribution margin from lost sales, lost fixed cost absorption from lower production, and increased costs associated with repairs and maintenance. The effects of our Turnaround, exclusive of the impacts due to lost ammonia production during the downtime, are shown below:

		Turnaround	Turnaround Expense	Estimated Lost Ammonia Production
Facility	2021 Related Period	Downtime	(In Thousands)	(In Tons)
Cherokee	3rd Quarter	40 days	$7,976	21,000

Settlement of Natural Gas Contracts (2021 only)

As discussed above under “Business Developments-2021”, we settled all of our natural gas forward contracts and certain volume purchase commitments and recognized a realized gain of approximately $6.8 million, which is classified as a reduction to cost of sales. As a result of the settlement of these natural gas contracts, we were able to significantly mitigate the impact from lost production, lost sales and higher costs resulting from the impact of the natural gas shortage caused by the February cold weather event.

Change of Control and Special Dividend (2021 only)

As the result of the Exchange Transaction discussed above under “Business Developments-2021” and in Note 2, Eldridge held over 60% of our outstanding shares of common stock on the closing date of the Exchange Transaction. As a result, a change of control (“CoC”) event occurred as defined in certain agreements, including stock-based awards and cash-based awards. As a result, additional expense was recognized due to the CoC event. In addition, pursuant to anti-dilutive terms included in the cash-based awards, the number of units of cash-based awards increased due to the Special Dividend, also resulting in additional expense being recognized. In summary, we recognized approximately $5.0 million in additional expense, of which $1.2 million is classified as cost of sales and $3.8 million is classified as SG&A.

Net Loss on Extinguishments of Debt (2021 only)

As discussed above under “Business Developments-2021” and in Note 5, we redeemed all of the Senior Secured Notes due 2023 and recognized a loss on extinguishment of debt of approximately $20.3 million. Partially offsetting this loss was a gain on extinguishment of debt of $10 million associated with the PPP loan that was fully forgiven by the SBA and lender.

Settlements with Certain Vendors (2020 only)

During 2020, EDC and certain vendors mediated settlements totaling $7.6 million for EDC to recover certain costs associated with our new nitric acid plant at our El Dorado Facility. The construction of this plant was completed and began production in 2016. Of the $7.6 million, approximately $5.7 million is classified as a reduction to cost of sales and approximately $1.9 million is classified as a reduction to PP&E. The recovery amount was applied against the original classification of the underlying costs.

Legal Fees-Leidos

For 2021 and 2020, certain legal fees were approximately $1.9 million and $5.7 million, respectively. These fees relate to claims we are pursuing against Leidos to recover damages and losses associated with the construction of the ammonia plant at the El Dorado Facility as discussed in footnote B of Note 9. Due to the impact from the COVID-19 pandemic, the trial date has been delayed, which resulted in reduced costs in 2021. We are awaiting a new trial date.

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2021 and 2020 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A. You should carefully review and consider the information in the MD&A of our 2020 Form 10-K, filed with the SEC on February 25, 2021, for an understanding of our results of operations and liquidity discussions and analysis comparing 2020 to 2019.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table contains certain financial information:

				Percentage
	2021	2020	Change	Change
	(Dollars In Thousands)
Net sales:
Agricultural products	$264,502	$180,036	$84,466	47%
Industrial and mining products	291,737	171,280	120,457	70%
Total net sales	$556,239	$351,316	$204,923	58%

Gross profit:
Adjusted gross profit (1)	217,515	80,960	136,555	169%
Depreciation and amortization (2)	(68,583)	(69,500)	917	(1)%
Turnaround expense	(9,953)	(76)	(9,877)
Recovery from settlements with certain vendors (3)	—	5,664	(5,664)
Total gross profit	138,979	17,048	121,931	715%
Selling, general and administrative expense	38,028	32,084	5,944	19%
Other (income) expense, net	(97)	499	(596)
Operating income (loss)	101,048	(15,535)	116,583	750%
Interest expense, net	49,378	51,115	(1,737)	(3)%
Net loss on extinguishments of debt	10,259	—	10,259
Non-operating other expense, net	2,422	10	2,412
Benefit for income taxes	(4,556)	(4,749)	193
Net income (loss)	$43,545	$(61,911)	$105,456	(170)%

Other information:
Gross profit percentage (4)	25.0%	4.9%	20.1%
Adjusted gross profit percentage (4)	39.1%	23.0%	16.1%
Property, plant and equipment expenditures	$35,128	$30,471	$4,657	15%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation and amortization, Turnaround expenses and a recovery from settlements.
(2)	Represents amount classified as cost of sales.
(3)	See discussion above under “Items Affecting Comparability of Results.”
(4)	As a percentage of total net sales.

The following tables provide key sales metrics for the agricultural products:

				Percentage
Product (tons sold)	2021	2020	Change	Change
UAN	440,270	498,738	(58,468)	(12)%
HDAN	265,918	292,679	(26,761)	(9)%
Ammonia	70,331	97,367	(27,036)	(28)%
Other	13,505	18,024	(4,519)	(25)%
Total	790,024	906,808	(116,784)	(13)%

				Percentage
Gross Average Selling Prices (price per ton)	2021	2020	Change	Change
UAN	$281	$150	$131	87%
HDAN	$347	$237	$110	46%
Ammonia	$485	$230	$255	111%

With respect to sales of industrial and mining products, the following table indicates key operating metrics of our major products:

				Percentage
Product (tons sold)	2021	2020	Change	Change
Ammonia	234,258	269,485	(35,227)	(13)%
AN, Nitric Acid and Other	442,066	303,787	138,279	46%
Total	676,324	573,272	103,052	18%

Tampa Ammonia Benchmark (price per metric ton)	$592	$233	$359	154%

Net Sales

Agricultural product sales increased driven primarily by higher sales prices for all of our agricultural products partially offset by lower sales volumes of our products resulting from lower production, including ammonia, due to the February 2021 weather event, the completion of a Turnaround at our Cherokee Facility during 2021, and product mix shifts to our industrial and mining products. As discussed above under “Business Developments-2021,” increased demand, higher corn prices, and tighter supplies of nitrogen products contributed to the improved pricing.

Industrial product sales increased primarily from higher sales prices due primarily to higher Tampa Ammonia benchmark pricing and higher nitric acid sales volume due in part to sales beginning in 2021 pursuant to the new long-term nitric acid supply agreement, and product mix shifts. The average Tampa Ammonia pricing was approximately $359 per ton higher compared to the same period in 2020.

Mining products sales improved driven by primarily from increased sales volumes. Demand for our mining products improved as quarry and construction activity has been elevated due to robust levels of residential, commercial and civil infrastructure buildout along with strong demand for precious metals, including expectations for rising copper production to support the growing domestic production of electric vehicles. Also, certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas increases, the pricing for these products increase accordingly.

Gross Profit

As noted in the table above, we recognized a gross profit of $139 million for 2021 compared to $17 million for the same period in 2020, or a $122 million improvement. Overall, our gross profit percentage was 25% for 2021 compared to 5% for 2020. Our adjusted gross profit percentage increased to 39% for 2021 from 23% for 2020.

The increase in gross profit was primarily driven by higher sales prices for our products coupled with an overall increase in sales volume of upgraded industrial and mining products partially offset by lower volumes of our agricultural products. The improvement in gross profit was also partially offset by the net impact of the February weather disruption and overall higher average natural gas costs, which averaged $3.51 per MMBtu for 2021 as compared to $2.09 per MMBtu for 2020 and the impact of the Turnaround completed at our Cherokee Facility as discussed above under “Turnaround Activities”. Also, 2020 included settlements with certain vendors resulting in a recovery of approximately $5.7 million.

Selling, General and Administrative

Our SG&A expenses were $38.0 million for 2021, an increase of $5.9 million compared to 2020. The net increase was primarily driven by approximately $3.8 million of expense due to CoC and anti-dilutive provisions included in certain agreements as discussed above under “Change of Control and Special Dividend.”, approximately $5.4 million associated with short and long-term compensation incentives and other payroll related costs partially offset by lower professional fees of $4.0 million.

Interest Expense, net

Interest expense for 2021 was $49.4 million compared to $51.1 million for 2020. The decrease relates primarily to the interest expense incurred in 2020 associated with a litigation judgment discussed in footnote (B) of Note 9.

Net loss on Extinguishments of Debt

As discussed above under “Business Developments-2021” and in Note 5, during 2021, we redeemed all of the Senior Secured Notes due 2023 and recognized a loss on extinguishment of debt of approximately $20.3 million. Partially offsetting this loss was a gain on extinguishment of debt of $10 million associated with the PPP loan that was fully forgiven by the SBA and lender.

Non-operating Other Expense (Income), net

Non-operating other expense for 2021 was $2.4 million (minimal for 2020). This change primarily relates to the change in fair value of the embedded derivative included in the Series E Redeemable Preferred prior to its extinguishment through the completion of the Exchange Transaction discussed above under “Business Developments-2021”.

Benefit for Income Taxes

The benefit for income taxes for 2021 was $4.6 million compared to $4.7 million for 2020. The resulting effective tax rate for 2021 was (11.7)% on pre-tax income compared to 7.1% for 2020 on pre-tax loss. For 2021, the negative effective tax rate on pre-tax income was driven by the benefit from the exclusion of PPP Loan forgiveness income from taxable income, tax credits, and the impact of adjustments made to valuation allowances, partially offset by the impact of state law changes. For 2020, the effective tax rate was impacted by adjustments made to our valuation allowances. Also see discussion in Note 8.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for 2021 and 2020:

	2021	2020	Change
	(In Thousands)
Net cash flows from operating activities	$87,627	$(2,513)	$90,140

Net cash flows from investing activities	$(34,694)	$(28,426)	$(6,268)

Net cash flows from financing activities	$12,947	$24,412	$(11,465)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $87.6 million for 2021 compared to net cash used of $2.5 million for 2020, a change of $90.1 million.

For 2021, net cash provided is the result of a net income of $43.5 million plus adjustments of $68.7 million for depreciation and amortization of PP&E, net loss on extinguishments of debt of $10.3 and other adjustments of $8.4 million and net cash used of $43.3 million primarily from our working capital, including accounts receivable.

For 2020, net cash provided is the result of a net loss of $61.9 million plus adjustments of $69.6 million for depreciation and amortization of PP&E, and other adjustments of $9.4 million less an adjustment of $4.8 million for deferred taxes and net cash used of approximately $14.8 million primarily from our working capital, including accounts payable, accounts receivable and prepaid deposits.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $34.7 million for 2021 compared to $28.4 million for 2020, a change of $6.3 million.

For 2021 and 2020, net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $12.9 million for 2021 compared to $24.4 million for 2020, a change of $11.5 million.

For 2021, net cash provided primarily consists of proceeds of $500 million from the New Notes, $16.7 million from insurance premium short-term financing partially offset by $435 million redemption of the Old Notes, payments of debt-related costs of $27.3 million,  payments on other long-term debt and short-term financing of $28.0 million, payments of costs of $7.4 million related to the Exchange Transaction, and payments of $6.1 million for other financing activities.

For 2020, net cash provided primarily consists of proceeds of $57.2 million from other long-term debt and insurance premium short-term financing partially offset by payments on other long-term debt and short-term financing of $32.3 million and payments of $0.5 million for other financing activities.

Capitalization

The following is our total current cash, long-term debt and stockholders’ equity:

	December 31,
	2021	2020
	(In Millions)
Cash and cash equivalents	$82.1	$16.3
Revolving credit facility and long-term debt:
Working Capital Revolver Loan	—	—
Senior Secured Notes due 2028 (1)	500.0	—
Senior Secured Notes due 2023 (1)	—	435.0
Secured Financing due 2023	7.7	10.7
Secured Loan Agreement due 2025	5.3	6.8
Secured Financing Agreement due 2025	24.0	28.6
Unsecured Loan Agreement due 2022 (1)	—	10.0
Secured Promissory Note due 2021	—	1.2
Other	0.3	0.5
Unamortized discount and debt issuance costs	(9.7)	(8.6)
Total long-term debt, including current portion, net	527.6	$484.2
Series E and F redeemable preferred stock (2)	—	$272.1
Total stockholders' equity	460.5	$149.6

(1)	See discussions above under “Business Developments-2021 relating to the debt agreement.
(2)	See discussion above under “Business Developments-2021” and Note 2 relating to the Exchange Transaction associated with the Series E and Series F redeemable preferred stock.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million. As of December 31, 2021, our Working Capital Revolver Loan was undrawn and had approximately $61.3 million of availability.

In connection with the implementation of our strategy, we may pursue acquisitions of strategic assets or companies (including through mergers), or additional investment in our production capacity, for which we may require additional funds.  We may choose to finance any of the foregoing through the incurrence of additional indebtedness (including through loans or the issuance of debt securities) [or the issuance of equity], in each case subject to market conditions.

We expect capital expenditures to be approximately $65 million for 2022, which includes approximately $15 million for margin enhancement projects. The remaining capital spending is planned for reliability and maintenance capital projects.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements,” the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of December 31, 2021, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB has $500 million aggregate principal amount of the 6.25% Senior Secured Notes outstanding, as discussed in footnote (B) of Note 7. Interest is to be paid semiannually on May 15th and October 15th. Due to the redemption of the Old Notes, our interest expense is expected to decrease as compared to 2021.

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

Secured Financing Agreement due 2025 – EDA is party to a secured financing agreement with an affiliate of LSB Funding. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Working Capital Revolver Loan – At December 31, 2021, the Working Capital Revolver Loan was undrawn and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $61.3 million, based on our eligible collateral, less outstanding standby letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.

Capital Expenditures – 2021

For 2021, capital expenditures relating to PP&E were $35.1 million, which expenditures include approximately $0.6 million associated with maintaining compliance with environmental laws, regulations and guidelines. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected annual capital expenditures for 2022.

Expenses Associated with Environmental Regulatory Compliance

We are subject to numerous federal, state and local laws and regulations, including matters regarding environmental, health and safety matters. As a result, we incurred expenses of $3.4 million in 2021 in connection with environmental projects. For 2022, we expect to incur expenses ranging from $3.8 million to $4.2 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

See discussions above under “Business Developments-2021” and Notes 1 and 2 regarding the common stock Special Dividend.

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

See discussion under Notes 12 and 14 regarding the conversion and payment of the accumulated dividends during 2021 relating to the Series D 6% cumulative convertible Class C preferred stock (the “Series D Preferred”) and Series B 12% cumulative convertible Class C Preferred Stock (the “Series B Preferred”).

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2021, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2022.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

As of December 31, 2021, our aggregate contractual obligations are summarized in the following table:

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2022	2023	2024	2025	2026	Thereafter
		(In Thousands)
Long-term debt:
Senior Secured Notes	$500,000	$—	$—	$—	$—	$—	$500,000
Other	37,366	9,454	10,900	7,427	9,585	—	—
Total long-term debt	537,366	9,454	10,900	7,427	9,585	—	500,000

Interest payments on long-term debt (1)	225,326	34,195	33,225	32,464	31,692	31,250	62,500
Capital expenditures (2)	64,500	64,500	—	—	—	—	—
Operating leases	32,258	9,692	7,989	6,298	3,736	2,543	2,000
Firm purchase commitments	24,553	24,553	—	—	—	—	—
Natural gas pipeline commitment (3)	3,060	720	720	720	720	180	—
Other contractual obligations	11,617	3,238	2,388	2,388	1,258	1,258	1,087
Other contractual obligations included in noncurrent accrued and other liabilities (4)	2,500	—	2,500	—	—	—	—
Total	$901,180	$146,352	$57,722	$49,297	$46,991	$35,231	$565,587

(1)	The estimated interest payments are based on interest rates at December 31, 2021, which debt is all fixed interest rate debt.
(2)	Capital expenditures include only the budgeted amounts at December 31, 2021.
(3)	Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.
(4)	The future cash flows relating to the death benefit is based on estimates at December 31, 2021.

New Accounting Pronouncements

Refer to Note 1 for recently adopted and issued accounting standards.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values. It is reasonably possible that the estimates and assumptions utilized as of December 31, 2021, could change in the near term. The more critical areas of financial reporting affected by management's judgment, estimates and assumptions include the following:

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

We are involved in various legal matters that require management to make estimates and assumptions as discussed in Note 9.

It is reasonably possible that the actual costs could be significantly different than our estimates.

Regulatory Compliance – As discussed under “Government Laws and Regulations” in Item 1 of this report, we are subject to numerous federal, state, and local laws and regulations, including matters regarding environmental, health and safety matters. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility. However, certain conditions exist which may result in a loss, but which will only be resolved when future events occur relating to these matters. We are involved in various environmental matters that require management to make estimates and assumptions, including matters discussed under footnote A of Note 9. At December 31, 2021 and 2020, liabilities totaling $0.5 million have been accrued relating to these matters. It is also reasonably possible that the estimates and assumptions utilized as of December 31, 2021 could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Income Tax – As discussed under “Income Taxes” in Note 1 and in Note 8, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Significant judgment is applied in evaluating the need for and the magnitude of appropriate valuation allowances against deferred tax assets. At December 31, 2021 and 2020, our valuation allowance on deferred tax assets was $47.0 million and $64.7 million, respectively.

Series E and Series F Redeemable Preferred - As discussed in Note 1, the Series E and Series F Redeemable Preferred Stocks, prior to their redemption as discussed in Note 2, were redeemable outside our control and therefore were historically classified as temporary/mezzanine equity. These redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts. In addition, certain embedded features included in the Series E Redeemable Preferred required bifurcation and were classified as derivative liabilities. The carrying values of the redeemable preferred stocks were being increased by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount would equal the redemption value as of the earliest possible redemption date by the holder (October 25, 2023). The accretion was recorded to retained earnings.

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

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At December 31, 2021, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At December 31, 2021, we had no outstanding natural gas contracts, which are accounted for on a mark-to-market basis.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility. As of December 31, 2021, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with these variable interest loans.

The following table presents principal amounts by maturity date and weighted-average interest rates for the periods presented for our debt agreements as of December 31, 2021:

	Years ending December 31,
	2022	2023	2024	2025	2026	Thereafter	Total
	(Dollars In Thousands)
Expected maturities of long-term debt (1):
Fixed interest rate debt	$9,454	$10,900	$7,427	$9,585	$—	$500,000	$537,366
Weighted-average interest rate	6.40%	6.36%	6.31%	6.27%	6.25%	6.25%	6.26%

(1)	The debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2021.

At December 31, 2021 and 2020, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable). The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, LSB Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 24, 2022

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 29, 2022.

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

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on From S-3 filed on November 16, 2021

3(ii).1	Second Amended and Restated Bylaws of LSB Industries, Inc., dated July 19, 2021	Exhibit 3.1 to the Company’s Form 8-K filed July 19, 2021

4.1(P)	Specimen Certificate for the Company’s Series B Preferred Stock	Exhibit 4.27 to the Company’s Registration Statement on Form S-3 No. 33-9848

4.2	Specimen Certificate for the Company’s Series D 6% Cumulative, Convertible Class C Preferred Stock	Exhibit 4.3 to the Company’s Form 10-K filed March 3, 2011

4.3	Specimen Certificate for the Company’s Common Stock	Exhibit 4.3 to the Company’s Registration Statement on Form S-3 ASR filed November 16, 2012

4.4	Certificate of Designations of Series E Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.1 to the Company’s Form 8-K filed December 8, 2015

4.5	Certificate of Designations of Series E-1 Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of October 18, 2018	Exhibit 4.1 to the Company’s Form 8-K filed October 19, 2018

4.6	Certificate of Correction to Certificate of Designations of the Series E-1 Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc.	Exhibit 4.1 to the Company’s Form 8-K filed November 2, 2018

4.7(a)	Certificate of Amendment to Certificate of Designations of the Series E-1 Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc.

4.8	Certificate of Designations of Series F Cumulative Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of December 4, 2015	Exhibit 4.2 to the Company’s Form 8-K filed December 8, 2015

4.9	Certificate of Designations of Series F-1 Redeemable Class C Preferred Stock of LSB Industries, Inc., dated as of October 18, 2018	Exhibit 4.2 to the Company’s Form 8-K filed October 19, 2018

4.10	Certificate of Designations of Series G Class C Preferred Stock of LSB Industries, Inc., as filed with the Secretary of State of the State of Delaware on July 6, 2020	Exhibit 3.1 to the Company’s Form 8-K filed July 6, 2020

4.11	Section 382 Rights Agreement, dated as of July 6, 2020, between LSB Industries, Inc. and Computershare Trust Company, N.A., as rights agent	Exhibit 4.1 to the Company’s Form 8-K filed July 6, 2020

4.12	Indenture, dated August 7, 2013, among LSB Industries, Inc., the guarantors named therein and UMB Bank, n.a., as trustee	Exhibit 4.1 to the Company’s Form 8-K filed August 14, 2013

4.13	First Supplemental Indenture, dated as of September 7, 2016, by and among LSB Industries, Inc., the guarantors party thereto and UMB Bank, n.a., as trustee and notes collateral agent	Exhibit 4.1 to the Company’s Form 8-K filed October 4, 2016.

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

Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2021

10.57	Security Agreement dated as of August 7, 2013, among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A. as Collateral Agent	Exhibit 10.72 to the Company’s Form 10-K filed February 29, 2016

10.58	Supplement No. 1 to Security Agreement February 12, 2014 among LSB Industries, Inc. and the other grantors identified therein in favor of UMB Bank, N.A., as Collateral Agent	Exhibit 10.73 to the Company’s Form 10-K filed February 29, 2016

10.59	Note Purchase Agreement, dated November 9, 2015, by and among LSB Industries, Inc., the guarantors party thereto and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed November 16, 2015

10.60	Promissory Note, dated November 9, 2015, by LSB Industries, Inc.	Exhibit 10.2 to the Company’s Form 8-K filed November 16, 2015

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.61

Joinder Agreement to Intercreditor Agreement, dated November 9, 2015, by and among LSB Funding LLC, Wells Fargo Capital Finance, Inc., as ABL Agent, UMB Bank, N.A., as Notes Agent, LSB Industries, Inc. and the guarantors party thereto

Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015

10.62

Amendment No. 1 to Intercreditor Agreement, dated as of April 25, 2018, among Wells Fargo Capital Finance, LLC, UMB Bank, n.a. and Wilmington Trust, National Association, and acknowledged by LSB Industries, Inc. and the subsidiary guarantors party thereto.

Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2018

10.63	Joinder Agreement to Security Agreement, dated November 9, 2015, by and among LSB Funding LLC, UMB Bank, N.A., as Collateral Agent, LSB Industries, Inc. and the guarantors party thereto	Exhibit 10.5 to the Company’s Form 8-K filed November 16, 2015

10.64

Board Representation and Standstill Agreement by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein), dated as of December 4, 2015

Exhibit 10.3 to the Company’s Form 8-K filed December 8, 2015

10.65	Registration Rights Agreement by and between LSB Industries, Inc. and LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.4 to the Company’s Form 8-K filed December 8, 2015

10.66	Letter Agreement, dated as of August 12, 2016, by and among LSB Industries, Inc., LSB Funding LLC and Security Benefit Corporation	Exhibit 10.1 to the Company’s Form 8-K filed August 12, 2016

10.67*	Transition Agreement dated June 30, 2017 by and between Jack E. Golsen and LSB Industries, Inc.	Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2017

10.68

Amendment, dated October 26, 2017, to the Board Representation and Standstill Agreement by and between LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly, Jack E. Golsen, Barry H. Golsen, Linda Golsen Rappaport, Golsen Family LLC, SBL LLC and Golsen Petroleum Corp., dated as of December 4, 2015

Exhibit 10.1. to the Company’s Form 8-K Filed on October 26, 2017

10.69

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

Dated:	By:	/s/ Mark T. Behrman
February 24, 2022		Mark T. Behrman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Mark T. Behrman
February 24, 2022		Mark T. Behrman, President and Chief Executive Officer (Principal Executive Officer) and Director

Dated:	By:	/s/ Cheryl A. Maguire
February 24, 2022		Cheryl A. Maguire, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer Officer)

Dated:	By:	/s/ Richard W. Roedel
February 24, 2022		Richard W. Roedel, Chairman of the Board of Directors

Dated:	By:	/s/ Jonathan S. Bobb
February 24, 2022		Jonathan S. Bobb, Director

Dated:	By:	/s/ Barry H. Golsen
February 24, 2022		Barry H. Golsen, Director

Dated:	By:	/s/ Kanna Kitamura
February 24, 2022		Kanna Kitamura, Director

Dated:	By:	/s/ Steven L. Packebush
February 24, 2022		Steven L. Packebush, Director

Dated:	By:	/s/ Diana M. Peninger
February 24, 2022		Diana M. Peninger, Director

Dated:	By:	/s/ Richard S. Sanders Jr.
February 24, 2022		Richard S. Sanders Jr., Director

Dated:	By:	/s/ Lynn F. White
February 24, 2022		Lynn F. White, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

                             Extinguishment of preferred stock in exchange for common stock

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, the Company entered into an Exchange Agreement with LSB Funding LLC, requiring approval from the Company’s common stockholders, which was subsequently voted on and approved by the Company’s common stockholders. Pursuant to the terms of the Exchange Agreement, which closed on September 27, 2021, LSB Funding LLC and the Company agreed to exchange the outstanding Series E-1 and Series F-1 Redeemable Preferred Stock for common stock of the Company at an agreed upon exchange price of $6.16 per common share. In connection with the exchange, each common stockholder prior to the exchange received a special dividend in the form of 0.30 shares of common stock for every share owned as of, September 24, 2021, the dividend record date. The Company applied the related accounting guidance and disclosure requirements, recognizing a deemed dividend of $231.8 million within capital in excess of par value. The deemed dividend increased the reported net loss to arrive at the net loss attributable to common stockholders, which is used in the basic and diluted net loss per share calculation using the two-class method, with retrospective application of the special dividend.

Auditing the Company's application of the accounting guidance related to the exchange and special dividend required special consideration, given the non-recurring nature of the transaction and the complexity involved in applying the relevant accounting standards.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the accounting for the exchange and special dividend. To test the accounting for the exchange and special dividend, our audit procedures included, among others, examining the terms of the relevant Exchange Agreement and special dividend, the Company’s provisions over change in control activities, reading the minutes and meeting materials of the committees of the board of directors, and performing inquiries of members of management. As part of these procedures, we involved our subject matter resources and evaluated the Company’s application of the related accounting guidance to the accounting conclusions and financial statement presentation of equity and the basic and diluted net loss per share.

/s/ Ernst & Young

We have served as the Company’s auditor since 1968.

Oklahoma City, Oklahoma

February 24, 2022

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2021	2020
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$82,144	$16,264
Accounts receivable	86,902	42,929
Allowance for doubtful accounts	(474)	(378)
Accounts receivable, net	86,428	42,551
Inventories:
Finished goods	14,688	17,778
Raw materials	1,895	1,795
Total inventories	16,583	19,573
Supplies, prepaid items and other:
Prepaid insurance	14,244	12,315
Precious metals	14,945	6,787
Supplies	26,558	25,288
Other	2,234	6,802
Total supplies, prepaid items and other	57,981	51,192
Total current assets	243,136	129,580

Property, plant and equipment, net	858,480	891,198

Other assets:
Operating lease assets	27,317	26,403
Intangible and other assets, net	3,907	6,121
	31,224	32,524

	$1,132,840	$1,053,302

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2021	2020
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,458	$46,551
Short-term financing	12,716	13,576
Accrued and other liabilities	33,301	30,367
Current portion of long-term debt	9,454	16,801
Total current liabilities	104,929	107,295

Long-term debt, net	518,190	467,389

Noncurrent operating lease liabilities	19,568	19,845

Other noncurrent accrued and other liabilities	3,030	6,090

Deferred income taxes	26,633	30,939

Commitments and contingencies (Note 8)

Redeemable preferred stocks:
Series E 14% cumulative, redeemable Class C preferred stock, no par value, no shares issued or outstanding at December 31, 2021; (210,000 shares issued; 139,768 outstanding; aggregate liquidation preference $278 million at December 31, 2020)	—	272,101
Series F redeemable Class C preferred stock, no par value, no shares issued or outstanding at December 31, 2021; (1 share issued and outstanding; aggregate liquidation preference of $100 at December 31, 2020)	—	—

Stockholders' equity:
Series B 12% cumulative, convertible preferred stock, $100 par value; no shares issued or outstanding at December 31, 2021; (20,000 shares issued and outstanding; aggregate liquidation preference $3.3 million at December 31, 2020)	—	2,000
Series D 6% cumulative, convertible Class C preferred stock, no par value; no shares issued or outstanding at December 31, 2021; (1 million shares issued and outstanding; aggregate liquidation preference $1.3 million December 31, 2020)	—	1,000
Common stock, $.10 par value; 150 million shares authorized, 91.1 million shares issued (75 million shares authorized, 39.9 million shares issued at December 31, 2020)	9,117	3,993
Capital in excess of par value	493,161	197,350
Accumulated deficit	(31,255)	(41,487)
	471,023	162,856
Less treasury stock, at cost:
Common stock, 1.4 million shares (2.1 million shares at December 31, 2020)	10,533	13,213
Total stockholders' equity	460,490	149,643
	$1,132,840	$1,053,302

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020	2019
	(In Thousands, Except Per Share Amounts)
Net sales	$556,239	$351,316	$365,070
Cost of sales	417,260	334,268	360,085
Gross profit	138,979	17,048	4,985

Selling, general and administrative expense	38,028	32,084	34,172
Other expense (income), net	(97)	499	9,904
Operating income (loss)	101,048	(15,535)	(39,091)

Interest expense, net	49,378	51,115	46,389
Net loss on extinguishments of debt	10,259	—	—
Non-operating other expense (income), net	2,422	10	(1,139)

Income (loss) before benefit for income taxes	38,989	(66,660)	(84,341)
Benefit for income taxes	(4,556)	(4,749)	(20,924)
Net income (loss)	43,545	(61,911)	(63,417)

Dividends on convertible preferred stocks	298	300	300
Dividends on Series E redeemable preferred stock	29,914	35,182	30,729
Accretion of Series E redeemable preferred stock	1,523	2,026	1,995
Deemed dividend on Series E and Series F redeemable preferred stocks	231,812	—	—
Net loss attributable to common stockholders	$(220,002)	$(99,419)	$(96,441)

Basic and diluted net loss per common share	$(4.40)	$(2.71)	$(2.65)

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2018	39,725	(2,438)	$3,000	$3,972	$197,638	$153,773	$(16,186)	$342,197
Net loss						(63,417)		(63,417)
Dividend accrued on redeemable preferred stock						(30,729)		(30,729)
Accretion of redeemable preferred stock						(1,995)		(1,995)
Stock-based compensation					2,220			2,220
Issuance of restricted stock, net	176	428		18	(3,887)		2,920	(949)
Balance at December 31, 2019	39,901	(2,010)	3,000	3,990	195,971	57,632	(13,266)	247,327
Net loss						(61,911)		(61,911)
Dividend accrued on redeemable preferred stock						(35,182)		(35,182)
Accretion of redeemable preferred stock						(2,026)		(2,026)
Stock-based compensation					1,761			1,761
Other	25	(65)		3	(382)		53	(326)
Balance at December 31, 2020	39,926	(2,075)	3,000	3,993	197,350	(41,487)	(13,213)	149,643
Net income						43,545		43,545
Issuance of common stock in exchange for redeemable preferred stocks	49,066			4,907	526,232			531,139
Deemed dividend on redeemable preferred stocks					(231,812)			(231,812)
Dividend accrued on redeemable preferred stock prior to exchange						(29,914)		(29,914)
Accretion of redeemable preferred stock prior to exchange						(1,523)		(1,523)
Dividend paid on non-redeemable preferred stock upon conversion						(1,876)		(1,876)
Conversion of non-redeemable preferred stock into common stock	1,192		(3,000)	119	2,881			—
Stock-based compensation					5,516			5,516
Issuance of restricted and unrestricted stock, net	984	700		98	(7,006)		2,680	(4,228)
Balance at December 31, 2021	91,168	(1,375)	$-	$9,117	$493,161	$(31,255)	$(10,533)	$460,490

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$43,545	$(61,911)	$(63,417)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred income taxes	(4,306)	(4,778)	(20,895)
Depreciation and amortization of property, plant and equipment	68,689	69,581	68,325
Amortization of intangible and other assets	1,254	1,260	1,249
Loss associated with assets held for sale	—	—	9,701
Charge on extinguishments of debt	10,259	—	—
Amortization of debt issuance costs, including discounts and premiums	6,067	3,807	3,620
Stock-based compensation	5,516	1,761	2,220
Loss (gain) associated with commodity contracts	(2,706)	1,613	—
Other	2,653	910	(148)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(42,913)	(4,702)	8,800
Inventories	3,261	3,550	6,092
Supplies, prepaid items and other	(8,642)	(6,585)	(933)
Accounts payable	932	(6,561)	(7,987)
Other assets and other liabilities	4,018	(458)	(4,528)
Net cash provided (used) by operating activities	87,627	(2,513)	2,099

Cash flows from investing activities
Expenditures for property, plant and equipment	(35,128)	(30,471)	(36,081)
Proceeds from vendor settlements associated with property, plant and equipment	—	1,647	—
Other investing activities	434	398	156
Net cash used by investing activities	(34,694)	(28,426)	(35,925)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2021	2020	2019
	(In Thousands)
Cash flows from financing activities
Proceeds from revolving debt facility	$12,000	$30,000	$5,000
Payments on revolving debt facility	(12,000)	(30,000)	(15,000)
Proceeds from 6.25% senior secured notes	500,000	—	—
Net proceeds from 9.625% senior secured notes	—	—	35,086
Payments on 9.625% senior secured notes	(435,000)	—	—
Proceeds from other long-term debt	—	42,570	20,219
Payments on other long-term debt	(10,472)	(21,356)	(14,073)
Payments of debt-related costs, including extinguishment costs	(27,254)	(124)	(1,065)
Proceeds from short-term financing	16,689	14,589	12,179
Payments on short-term financing	(17,549)	(10,941)	(10,828)
Payments of costs to exchange redeemable preferred stocks for common stock	(7,363)	—	—
Taxes paid on equity awards	(4,228)	(326)	(949)
Payments of dividends on non-redeemable preferred stocks	(1,876)	—	—
Net cash provided by financing activities	12,947	24,412	30,569

Net increase (decrease) in cash and cash equivalents	65,880	(6,527)	(3,257)

Cash and cash equivalents at beginning of year	16,264	22,791	26,048
Cash and cash equivalents at end of year	$82,144	$16,264	$22,791

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

Nature of Business – We are engaged in the manufacture and sale of chemical products. The chemical products we primarily manufacture, market and sell are ammonia, fertilizer grade AN (“HDAN”) and UAN for agricultural applications, high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid for industrial applications, and industrial grade AN (“LDAN”) and solutions for the mining industry. We manufacture and distribute our products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of Covestro LLC in Baytown, Texas (the “Baytown Facility”).

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

Increase in Authorized Shares of Common Stock and a Stock Dividend – In September 2021, LSB held a Special Meeting of Stockholders (the “Special Meeting”). At the Special Meeting, our stockholders approved:

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

In addition, pursuant to anti-dilution terms included in cash-based awards that were outstanding on the Record Date, the number of units of cash-based awards increased due to the Special Dividend. As a result, additional expense was recognized due to the Special Dividend. See additional discussion relating to these cash-based awards in Note 2.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Redeemable Preferred Stocks – Our redeemable preferred stocks, prior to their redemption as discussed in Note 2, were redeemable outside our control and therefore were historically classified as temporary/mezzanine equity. The redeemable preferred stocks were recorded at fair value upon issuance, net of issuance costs or discounts.  In addition, certain embedded features (“embedded derivative”) included in the Series E Redeemable Preferred required bifurcation and were classified as derivative liabilities.  The carrying values of the redeemable preferred stocks were being increased since issuance by periodic accretions (including the amount for dividends earned but not yet declared or paid) using the interest method so that the carrying amount would equal the redemption value as of the earliest possible redemption date by the holder.  The accretion was recorded to retained earnings/accumulated deficit.   However, in September 2021, our redeemable preferred stocks were exchanged into our common stock as discussed in Note 2. As a result, the change in classification of the redeemable preferred stocks from temporary/mezzanine equity to permanent equity was considered an extinguishment. In conjunction with the extinguishment of the redeemable preferred stocks, the then current fair value of the bifurcated embedded derivative was applied to the carrying value of the redeemable preferred stocks at the time of the extinguishment.

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

See additional discussion relating to certain equity awards impacted by the Exchange Transaction in Note 11.

Cash and Cash Equivalents – Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents.

Accounts Receivable – Our accounts receivable is stated at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on accounts receivable balances. Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts that are past due (based upon the terms of the sale). Our periodic assessment of our accounts receivable is based on our best estimate of amounts that are not recoverable. Any contract assets consist of receivables from contracts with customers. Our accounts receivable primarily relate to these contract assets and are presented in our consolidated balance sheets.

Sales to our customers are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Customer payments are generally due thirty to sixty days after the invoice date. Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to short-term payment terms relating to most of our significant customers. Six customers (including their affiliates) account for approximately 50% of our total net receivables at December 31, 2021.

Inventories – Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, transportation or disposal. Finished goods include material, labor, and manufacturing overhead costs.

Inventory reserves associated with cost exceeding net realizable value were not material at December 31, 2021 and 2020.

Property, Plant and Equipment – Property, plant and equipment (“PP&E”) are stated at cost, net of accumulated depreciation amortization (“D&A”).  Leases meeting finance lease criteria are capitalized in PP&E. Major renewals and improvements that increase the life, value, or productive capacity of assets are capitalized in PP&E while maintenance, repairs and minor renewals are expensed as incurred.  In addition, maintenance, repairs and minor renewal costs relating to planned major maintenance activities (“Turnarounds”) are expensed as they are incurred.  All long-lived assets relate to domestic operations.

Fully depreciated assets are retained in PP&E and accumulated D&A accounts until disposal.  When PP&E is retired, sold, or otherwise disposed, the asset’s carrying amount and related accumulated D&A is removed from the accounts and any gain or loss is included in other income or expense.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An asset’s fair value must be determined when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and/or its eventual disposition. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. In general, and depending on the event or change in circumstances, our asset groups are reviewed for impairment on a facility-by-facility basis (such as the Cherokee, El Dorado or Pryor Facility).

In addition, if the event or change in circumstance relates to the probable sale of an asset (or group of assets), the specific asset (or group of assets) is reviewed for impairment.

Leases – We determine if an arrangement is a lease at inception or modification of a contract and classify each lease as either an operating or finance lease based on the terms of the contract. We reassess lease classification subsequent to commencement upon a change to the expected lease term or a modification to the contract. A contract contains a lease if the contract conveys the right to control the use of the identified property or equipment, explicitly or implicitly, for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and obtain substantially all of the economic benefit from the use of the underlying asset.

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

Net sales to one customer, Koch Fertilizer LLC (“Koch Fertilizer”), represented approximately 15%, 10% and 11% of our total net sales for 2021, 2020 and 2019, respectively. Net sales to one customer, Coffeyville Resources Nitrogen Fertilizer, LLC (“CVR”), represented approximately 12%, 13% and 9% of our total net sales for 2021, 2020 and 2019, respectively.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Executive Benefit Agreements – We are party to certain benefit agreements with certain key former executives. Costs associated with these individual benefit agreements are accrued based on the estimated remaining service period when such benefits become probable, or they will be paid. Total costs accrued equal the present value of specified payments to be made after benefits become payable.

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

All net sales and long-lived assets relate to domestic operations for the periods presented. In addition, net sales to non-U.S. customers were not material.

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

At December 31, 2020, our incentive tax credits receivable totaled $1.4 million (minimal at December 31, 2021).

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

At December 31, 2021 and 2020, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable). The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

Recently Adopted Accounting Pronouncement

ASU 2019-12 – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which affects general principles within Topic 740, Income Taxes. The amendments of ASU 2019-12 are meant to simplify and reduce the cost of accounting for income taxes. The ASU removes certain exceptions to the general framework and also seeks to simplify and/or clarify accounting for income taxes by adding certain requirements that would simplify GAAP for financial statement preparers. On January 1, 2021, we adopted ASU 2019-12, which did not have a material impact on our consolidated financial statements or related disclosures.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

1.  Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

ASU 2020-06 - In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40). This ASU addresses the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. This ASU will be effective for us on January 1, 2024; however, early adoption is permitted, which began January 1, 2021. We are evaluating the timing and the effect of our pending adoption of this ASU on our consolidated financial statements and related disclosures at this time.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2.  Redeemable Preferred Stocks

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

Changes in our Series E and Series F Redeemable Preferred are as follows:

	Series E Redeemable Preferred		Accrued Liability-Embedded Derivative	Series F Redeemable Preferred
	Shares	Amount	Amount	Shares	Amount
	(Dollars In Thousands)
Balance at December 31, 2020	139,768	$272,101	$1,029	1	$—
Accretion relating to liquidation preference on preferred stock	—	814		—	—
Accretion for discount and issuance costs on preferred stock	—	709		—	—
Accumulated dividends	—	29,914		—	—
Change in fair value of embedded derivative	—	—	2,258	—	—
Costs relating to exchange transaction	—	(7,497)		—	—
Exchange of preferred stock for common stock	(139,768)	(296,041)	(3,287)	(1)	—
Balance at December 31, 2021	—	$—	$—	—	$—

Change of Control

As the result of the Exchange Transaction discussed above, Eldridge held over 60% of our outstanding shares of common stock on the closing date.  As a result, a change of control (“CoC”) event occurred as defined in certain equity award agreements discussed in Note 11 and in certain cash-based award agreements.

Pursuant to the terms of the cash-based awards outstanding as of the CoC event, all such awards immediately vested and approximately $5.4 million was paid. As a result of the vesting, we recognized an additional $2.0 million expense, of which $0.7 million is classified as cost of sales and $1.3 million is classified as SG&A.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3.  Loss per Common Share

The following table sets forth the computation of basic and diluted net loss per common share:

	2021	2020	2019
	( In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$43,545	$(61,911)	$(63,417)
Adjustments for basic and diluted net loss per common share:
Dividend requirements on Series E Redeemable Preferred	(29,914)	(35,182)	(30,729)
Deemed dividend on Series E and Series F Redeemable Preferred	(231,812)	—	—
Dividend and dividend requirements on Series B Preferred	(239)	(240)	(240)
Dividend and dividend requirements on Series D Preferred	(59)	(60)	(60)
Accretion of Series E Redeemable Preferred	(1,523)	(2,026)	(1,995)

Numerator for basic and diluted net loss per common share	$(220,002)	$(99,419)	$(96,441)

Denominator:
Denominator for basic and diluted net loss per common share - adjusted weighted-average shares (1)	49,963	36,664	36,455

Basic and diluted net loss per common share	$(4.40)	$(2.71)	$(2.65)

(1)	All periods exclude the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	2021	2020	2019
	(In Thousands)
Restricted stock and stock units	1,531	1,588	938
Stock options	13	138	138
Series E redeemable preferred stock - embedded derivative	—	304	304
Convertible preferred stocks	—	1,192	1,192
	1,544	3,222	2,572

4.  Property, Plant and Equipment

	Average	December 31,
	useful lives (1)	2021	2020
		(In Thousands)
Machinery, equipment and automotive	25	$1,244,617	$1,213,359
Buildings and improvements	26	44,814	44,123
Land improvements	35	8,271	8,223
Furniture, fixtures and store equipment	5	1,156	1,080
Construction in progress	N/A	15,298	18,389
Capital spare parts	N/A	26,744	26,894
Land	N/A	4,567	4,567
		1,345,467	1,316,635
Less accumulated depreciation and amortization		486,987	425,437
		$858,480	$891,198
(1)	Weighted average useful lives as of December 31, 2021.

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: processing plants and plant infrastructure (15-30 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (4-7 years).

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

5.  Current and Noncurrent Accrued and Other Liabilities

	December 31,
	2021	2020
	(In Thousands)
Accrued payroll and benefits	$9,794	5,837
Accrued interest	8,397	$8,669
Current portion of operating lease liabilities	7,755	6,706
Accrued death and other executive benefits	2,514	2,539
Accrued health and worker compensation insurance claims	1,272	1,179
Other	6,599	11,527
	36,331	36,457
Less noncurrent portion	3,030	6,090
Current portion of accrued and other liabilities	$33,301	$30,367

6.  Asset Retirement Obligations

We own the land on which our owned plants operate, limiting asset retirement obligations at our owned chemical facilities. However, we have various legal requirements related to operations at our chemical facilities mainly for the disposal of wastewater generated at certain of these facilities. At December 31, 2021 and 2020, our accrued liability for AROs was $100,000. However, the facilities and some of the water related assets have an indeterminate life and as a result there is insufficient information to estimate the fair value for certain of our AROs. We will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

7.  Long-Term Debt

	December 31,
	2021	2020
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 3.75% (A)	$—	$—
Senior Secured Notes due 2028 (B)	500,000	—
Senior Secured Notes due 2023 (B)	—	435,000
Secured Financing due 2023, with an interest rate of 8.32% (C)	7,712	10,715
Secured Loan Agreement due 2025, with an interest rate of 8.75% (D)	5,328	6,834
Secured Financing Agreement due 2025, with an interest rate of 8.75% (E)	23,987	28,636
Unsecured Loan Agreement due 2022, with an interest rate of 1.00% (F)	—	10,000
Secured Promissory Note due 2021	—	1,221
Other	339	432
Unamortized debt issuance costs	(9,722)	(8,648)
	527,644	484,190
Less current portion of long-term debt (G)	9,454	16,801
Long-term debt due after one year, net (G)	$518,190	$467,389

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7.  Long-Term Debt (continued)

(A) Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan. At December 31, 2021, our available borrowings under our Working Capital Revolver Loan were approximately $61.3 million, based on our eligible collateral, less outstanding letters of credit and loan balance. The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024. Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million. The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

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

Also, the lender provided LSB a consent to close the Exchange Transaction discussed in Note 2 and to allow for the payment of dividends to the holders of the Series B and Series D Preferred discussed in Note 12.

(B) On October 14, 2021, LSB completed the issuance and sale of $500 million in aggregate principal amount of its 6.25% Senior Secured Notes due 2028 (the “New Notes”). The New Notes were issued pursuant to an indenture, dated as of October 14, 2021 (the “Indenture”), by and among the LSB, the subsidiary guarantors named therein, and Wilmington Trust, National Association, a national banking association, as trustee and collateral agent. The New Notes were issued at a price equal to 100% of their face value. Most of the proceeds from the New Notes were used to redeem all of our existing Senior Secured Notes due 2023 (the "Old Notes"), to pay related transaction fees, and the remaining portion to be used for general corporate purposes. The redemption was completed by the trustee on October 29, 2021.

The Old Notes were redeemed in accordance with the contractual terms and was accounted for as an extinguishment of debt. As a result, we recognized a loss on extinguishment of debt of approximately $20.3 million in 2021, primarily consisting of the contractual redemption premium paid and the expensing of unamortized debt issuance costs associated with the Old Notes.

The New Notes mature on October 15, 2028, ranking senior in right of payment to all of our debt that is expressly subordinated in right of payment to the notes, and will rank pari passu in right of payment with all of our liabilities that are not so subordinated, including the Working Capital Revolver Loan.  LSB’s obligations under the New Notes are jointly and severally guaranteed by the subsidiary guarantors named in the Indenture on a senior secured basis.

Interest on the New Notes accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on May 15 and October 15 of each year, beginning on May 15, 2022.

Pursuant to the Indenture, LSB may redeem the New Notes at its option, in whole or in part, at certain redemption prices, including a “make-whole” premium, as set forth in the Indenture but also includes redemption requirements associated with a change of control (as defined in the Indenture).  The New Notes do not have any conversion features.  In addition, the Indenture contains customary covenants that limit, among other things, LSB and certain of its subsidiaries’ ability to engage in certain transactions and also provides for customary events of default (subject in certain cases to customary grace and cure periods). Generally, if an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the then outstanding New Notes may declare the principal of and accrued but unpaid interest on all the New Notes to be due and payable.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7.  Long-Term Debt (continued)

LSB may redeem the New Notes at its option, in whole or in part, subject to the payment of a premium of 3.125% of the principal amount so redeemed, in the case of any optional redemption on or after October 15, 2024.  If LSB experiences a change of control, it must offer to purchase the New Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to but excluding the date of purchase.

The Indenture contains covenants that limit, among other things, LSB and certain of its subsidiaries’ ability to (1) incur additional indebtedness; (2) declare or pay dividends, redeem stock or make other distributions to stockholders; (3) make other restricted payments, including investments; (4) create dividend and other payment restrictions affecting its subsidiaries; (5) create liens or use assets as security in other transactions; (6) merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of our assets; and (7) enter into transactions with affiliates. Further, during any such time when the New Notes are rated investment grade by each of Moody’s Investors Service, Inc. and Standard & Poor’s Investors Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, certain of the covenants will be suspended with respect to the New Notes.

Obligations in respect of the New Notes are secured by a first priority security interest in substantially all of our fixed assets, subject to certain customary exceptions.

(C) El Dorado Chemical Company (“EDC”), one of our subsidiaries, is party to a secured financing arrangement with an affiliate of LSB Funding. Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023.

(D) EDC is party to a secured loan agreement with an affiliate of LSB Funding. Principal and interest will be payable in 60 equal monthly installments through March 2025.

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

(F) In April 2020, LSB entered into a federally guaranteed loan agreement (“PPP loan”) for $10 million with a lender pursuant to a new loan program through the U.S. Small Business Administration (“SBA”) as the result of the Paycheck Protection Program (“PPP”) established by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and amended by the Paycheck Protection Program Flexibility Act of 2020. We applied ASC 470, Debt, to account for the PPP loan. We have used all of the proceeds from the PPP loan for payroll, rent, utilities, and other specified costs that qualify for loan forgiveness. In April 2021, we submitted the PPP loan forgiveness application to the lender. In June 2021, the PPP loan was fully forgiven by the SBA and lender. As a result, we recognized a gain on extinguishment of debt of $10 million in 2021.

(G) Maturities of long-term debt for each of the five years after December 31, 2021 are as follows (in thousands):

2022	$9,454
2023	10,900
2024	7,427
2025	9,585
2026	—
Thereafter	500,000
Less: Debt issuance costs	9,722
$527,644

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Income Taxes

Benefit for income taxes are as follows:

	2021	2020	2019
	(In Thousands)
Current:
Federal	$—	$(4)	$—
State	(250)	33	(29)
Total Current	$(250)	$29	$(29)

Deferred:
Federal	$(6,217)	$(4,631)	$(14,739)
State	1,911	(147)	(6,156)
Total Deferred	$(4,306)	$(4,778)	$(20,895)
Benefit for income taxes	$(4,556)	$(4,749)	$(20,924)

The current benefit for federal income taxes shown above includes federal income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes. The current benefit for state income taxes includes state income tax and provisions for uncertain income tax positions, and other similar adjustments.

The deferred tax provision (benefit) results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of state NOL carryforwards and other temporary differences. We reduce income tax expense for tax credits in the year they arise and are earned. At December 31, 2021, our gross amount of tax credits available to offset state income taxes was $4.2 million ($3.4 million net of federal benefit). Most of these tax credits carryforward for 9 years and begin expiring in 2022. The gross amount of federal tax credits was $8.1 million. These credits carryforward for 20 years and begin expiring in 2034.

In 2021, we utilized approximately $64 million and $56 million of federal and state NOL carryforwards, respectively, to reduce tax liabilities (minimal in 2020 and 2019). At December 31, 2021, we have remaining federal and state tax NOL carryforwards of $592 million and $798 million, respectively. The federal NOL carryforwards begin expiring in 2033 and the state NOL carryforwards began expiring in 2021.

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits and in conjunction with the IRC Section 382 limitation. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of annual utilization limitations of interest expense and net operating losses and our results of operations. Based on our analysis, we believe that it is more-likely-than-not that a portion of our federal and state deferred tax assets will not be able to be utilized. Information relating to our valuation allowance are included in the tables below. In 2021, the provision for income taxes includes the reversal of approximately $13 million of federal valuation allowance and $4 million of state valuation allowance primarily due to current year income.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8. Income Taxes (continued)

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2021	2020
	(In Thousands)

Deferred compensation	$2,390	$2,106
Other accrued liabilities	1,721	2,142
Lease liability	6,710	6,471
Interest expense carryforward	27,928	36,165
Net operating loss	159,213	170,362
Other	12,030	10,255
Less valuation allowance on deferred tax assets	(46,968)	(64,655)
Total deferred tax assets	$163,024	$162,846

Property, plant and equipment	(178,535)	(183,335)
Right-of-use-assets	(6,709)	(6,508)
Prepaid and other insurance reserves	(4,413)	(3,942)
Total deferred tax liabilities	$(189,657)	$(193,785)

Net deferred tax liabilities	$(26,633)	$(30,939)

All of our income (loss) before taxes relates to domestic operations. Detailed below are the differences between the amount of the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to “Income (loss) before benefit for income taxes.”

	2021	2020	2019
	(In Thousands)
Provision (benefit) for income taxes at federal statutory rate	$8,187	$(13,999)	$(17,712)
State current and deferred income tax provision (benefit)	1,833	(5,094)	(5,282)
Valuation allowance - Federal	(13,400)	8,758	2,739
Valuation allowance - State	(4,286)	4,308	2,961
State tax law changes	7,360	(660)	(4,388)
Tax credits	(2,835)	—	—
PPP loan forgiveness	(2,456)	—	—
Other	1,041	1,938	758
Benefit for income taxes	$(4,556)	$(4,749)	$(20,924)

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2021	2020	2019
	(In Thousands)
Balance at beginning of year	$464	$519	$577
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	(464)	(55)	(58)
Balance at end of year	$—	$464	$519

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations. This change is not expected to have a significant effect on our results of operations or financial condition. For 2021, 2020, and 2019, if recognized, the effect on the effective tax rate from unrecognized tax benefits would be insignificant.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

8.  Income Taxes (continued)

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense. For 2021, 2020 and 2019, the amounts for interest and penalties associated with unrecognized tax positions were minimal. At December 31, 2021, there was no accrued interest or penalties (minimal at December 31, 2020).

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  With few exceptions, the 2018-2021 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. Additionally, the 2013-2017 years remain subject to examination for determining the amount of net operating loss and other carryforwards.

9.  Commitments and Contingencies

Purchase and Sales Commitments – We have the following significant purchase and sales commitments.

UAN supply agreement – The Pryor Chemical Company (“PCC”) is party to an agreement with CVR. CVR has the exclusive right (but not the obligation) to purchase all the tons of UAN that are produced by PCC with certain limitations. If CVR fails to take delivery of certain tons, PCC pursuant to the terms of the agreement may immediately sell such unpurchased product to a third-party without restriction. The current term of the agreement expires in June 2022, but includes automatic renewals for one or more additional one-year terms unless terminated by either party. However, CVR may unilaterally terminate the agreement upon 180 days’ advance written notice of termination to PCC; provided, however, that each party’s rights and obligations pertaining to UAN that CVR committed to purchase before such advance notice will survive termination. Additionally, PCC can terminate the agreement upon 90 days’ advance written notice of termination to CVR; provided, however, that each party’s rights and obligations pertaining to UAN that PCC committed to sell prior to such advance notice will survive termination.

Ammonia supply agreement – EDC is party to an agreement, as amended, with Koch Fertilizer under which Koch Fertilizer agrees to purchase, with minimum purchase requirements, the ammonia that (a) will be produced at the El Dorado Facility and (b) a portion that is in excess of EDC’s needs as defined.  As amended, the term of the agreement expires in June 2023 but automatically continues for one or more additional one-year terms unless terminated by either party by delivering a notice of termination at least nine months prior to the end of term in effect.

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

Settlements,  Outstanding Natural Gas Purchase Commitments, and Other – During several days in February 2021, the Pryor Facility was taken out of service after extreme cold weather caused a surge in natural gas prices in the region, along with the curtailment of gas distribution by the operator of the pipeline that supplies natural gas to the facility. Also, as a result of unprecedented cold weather conditions, the primary natural gas supplier to our El Dorado Facility asserted a claim of force majeure and materially restricted the supply of gas to the facility.  In order to mitigate a portion of the commodity price risk associated with natural gas, we periodically enter into natural gas forward contracts and volume purchase commitments that locked in the cost of certain volumes of natural gas. Prior to this weather event, we had both types of arrangements.  During 2021, as a result of the extreme conditions previously described, we settled all of our natural gas forward contracts and certain volume purchase commitments at that time and recognized a realized gain of approximately $6.8 million, which includes the realized gain discussed under “Natural Gas Contracts” in Note 10 and is classified as a reduction to cost of sales.

During 2020, EDC and certain vendors mediated settlements for EDC to recover certain costs associated with a nitric acid plant at our El Dorado Facility.  The construction of this plant was completed, and the plant began production in 2016.  As a result of the settlements, the vendors paid EDC $4.3 million, provided parts totaling $0.3 million and have agreed to provide services and parts totaling $2.5 million, which amount, or portion thereof, may be paid in cash at the option of the vendors. At December 31, 2021 and 2020, approximately $2.0 million and $2.5 million, respectively, is included in noncurrent accounts receivable (classified as a noncurrent other asset) associated with these settlements.  As part of the settlements, EDC paid the vendors $2.7 million to settle $3.2 million of invoices that were held in our accounts payable.  As a result, the recovery from these settlements recognized during 2020 includes approximately $5.7 million classified as a reduction to cost of sales and approximately $1.9 million classified as a reduction to PP&E.

At December 31, 2021 certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market, which contracts included volume purchase commitments with fixed costs of approximately 5.4 million MMBtus of natural gas. These contracts extend through March 2022 at a weighted-average cost of $4.53 per MMBtu ($24.6 million) and a weighted-average market value of $3.87 per MMBtu ($21.0 million).

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9.  Commitments and Contingencies (continued)

In addition, we had standby letters of credit outstanding of approximately $2.6 million at December 31, 2021.

Wastewater Pipeline Operating Agreement – EDC is party to an operating agreement for the right to use a pipeline to dispose its wastewater. EDC is contractually obligated to pay a portion of the operating costs of the pipeline, as incurred, which portion is estimated to be $100,000 to $150,000 annually. The initial term of the operating agreement is through December 2053.

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2021, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2022.

Employment and Severance Agreements - We have employment and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $9.9 million at December 31, 2021. Also see Note 14-Related Party Transactions.

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

As of December 31, 2021, our accrued liabilities for environmental matters totaled approximately $0.5 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term. Also, see discussion in Note 6 – Asset Retirement Obligations.

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

The risk assessment was submitted in 2007. In 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring. Subsequent to the PAR mentioned previously, a new CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established at December 31, 2021, in connection with this ADEQ matter.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion. While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion. We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter. As of December 31, 2021, no liability reserve has been established in connection with this matter, except for the unpaid portion of the settlement agreements discussed above.

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

During 2018, the court bifurcated the case into: (1) Global’s claims against Leidos and LSB, and (2) the cross-claims between Leidos and LSB. Part (1) of the case was tried in the court. In March 2020, the court rendered an interim judgment and issued its final judgment in April 2020. In summary, the judgment awarded Global (i) approximately $7.4 million (including the $3.5 million discussed above) for labor, service, and materials furnished relating to the Ammonia Plant, (ii) approximately $1.3 million for prejudgment interest, and (iii) a claim of lien on certain property and the foreclosure of the lien to satisfy these obligations. In addition, post-judgment interest will accrue at the annual rate of 4.25% until paid. During 2020, this judgment impacted our consolidated statement of operations as follows:

•	additional depreciation expense of $0.5 million classified as cost of sales; and
•	prejudgment and post-judgment interest expense totaling $1.6 million.

We have filed a notice of intent to appeal, and the court entered a stay of the judgment pending appeal.

LSB intends to vigorously prosecute its claims against Leidos and vigorously contest the cross-claims in Part (2) of the matter. Due to the impact from the COVID-19 pandemic, the trial date for Part (2) of the matter has been delayed and we are awaiting a new trial date.

No liability was established at December 31, 2021 or 2020, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10.  Derivatives, Hedges and Financial Instruments

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Natural Gas Contracts

Periodically, we entered into certain forward natural gas contracts (“natural gas contracts”), which are accounted for on a mark-to-market basis. We utilize these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments. At December 31, 2020, our natural gas contracts included 7.3 million MMBtu of natural gas, that extended through December 2021, but these contracts were settled during the first quarter of 2021, primarily due to the weather event discussed in Note 9. At December 31, 2021, we had no outstanding natural gas contracts. At December 31, 2020, the fair value of the natural gas contracts included approximately $0.1 million (classified as a current asset) and approximately $1.3 million (classified as a current liability). The valuations of the natural gas contracts are classified as Level 2. The valuation inputs included the contractual weighted-average cost of $2.65 per MMBtu and the weighted-average market value of $2.49 per MMBtu.

For 2021, we recognized a gain of $2.7 million (including a realized gain of $1.5 million). For 2020, we recognized a $1.6 million loss (none for 2019), which amount included an unrealized loss of $1.2 million attributed to natural gas contracts still held at the reporting date. The gain is classified as a reduction of cost of sales and the loss is classified as cost of sales.

Embedded Derivative

As discussed in Note 2, the Series E Redeemable Preferred was exchanged for our common stock during 2021. As a result, certain bifurcated embedded redemption features and participation rights value (“embedded derivative”) included as a part of the terms of the Series E Redeemable Preferred were extinguished. Prior to the completion of the Exchange Transaction, the embedded derivative was classified as a liability.

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

For 2021, we recognized a loss of $2.3 million (including a realized loss of $3.3 million) due to the change in fair value of the embedded derivative through the date of the Exchange Transaction.

For 2020 and 2019, we recognized unrealized gains of approximately $0.1 million and $0.5 million, respectively, due to the change in fair value of the embedded derivative. These gains and loss are included in non-operating other income and expense.

There was no Level 3 transfer activity during 2021, 2020 or 2019.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Stockholders’ Equity

2016 Long Term Incentive Plan – During 2016, our Board adopted our 2016 Long Term Incentive Plan, which plan was approved by our shareholders at our annual meeting of shareholders held on June 2, 2016. During 2021, the 2016 Long Term Incentive Plan was amended as approved by our shareholders at our annual meeting of shareholders held on May 14, 2021 (together, the “2016 Plan”). No awards may be granted under the 2016 Plan on and after the tenth anniversary of its effective date.

After the effective date of the 2016 Plan, no further awards can be granted under our 2008 Incentive Stock Plan (the “2008 Plan”). Any awards that remain outstanding under the 2008 Plan will continue to be governed by the respective plan’s terms and the terms of the specific award agreement, as applicable.

The maximum aggregate number of shares reserved and available for issuance under the 2016 Plan shall not exceed 5,750,000 shares plus any shares that become available for reissuance under the share counting provisions of the 2008 Plan following the effective date of the 2016 Plan, subject to adjustment (including additional shares relating to the Special Dividend) as permitted under the 2016 Plan. Shares subject to any award that is canceled, forfeited, expires unexercised, settled in cash in lieu of common stock or otherwise terminated without a delivery of shares to a participant will again be available for awards under the 2016 Plan to the extent allowable by law. Under the 2016 Plan, awards may be made to employees, directors and consultants (for services rendered) of LSB or our subsidiaries subject to limitations as defined by the 2016 Plan.

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

All share information has been retroactively adjusted to reflect the Special Dividend as discussed in Note 2.

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

Stock Incentive Plans - The following information relates to our long-term incentive plans:

	December 31, 2021
	2016 Plan	2008 Plan
Maximum number of securities for issuance	5,750,000
Number of awards available to be granted (1)	2,800,002
Number of unvested restricted stock/performance-based restricted stock/restricted stock units outstanding	1,900,986	—
Number of options outstanding	—	13,000
Number of options exercisable	—	13,000

.

(1)	Includes 2008 and 2016 Plan shares canceled, forfeited, expired unexercised, which became available for reissuance under the 2016 Plan.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Stockholders’ Equity (continued)

Restricted Stock and Restricted Stock Units – During the three years presented below, the Committee approved various grants under the 2016 Plan of shares of restricted stock to certain executives and employees. These shares have vesting provisions including vesting at the end of each one-year period at the rate of one-third per year for three years, vesting 100% at the end of three years, and vesting 100% at the end of one year. The unvested restricted shares carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting. Pursuant to the terms of the underlying restricted stock agreements, unvested restricted shares will immediately vest upon the occurrence of a change in control (as defined by the agreement), termination without cause or death.

During 2021, the Committee approved the grant of shares of restricted stock and performance-based restricted stock (“PBRS”) to certain executives and the grant of shares of restricted stock units to certain employees. Pursuant to the terms of the performance-based awards outstanding as of the CoC event associated with the Exchange Transaction discussed in Note 2, additional shares of restricted stock were issued including the satisfaction of certain performance conditions above the target performance level.  Upon the CoC event, such restricted stock is subject only to the time-based vesting conditions set forth in the applicable award agreement and the 2016 Plan. The shares discussed above are reflected in the 2021 information below.

During 2020, the Committee approved the grant of shares of restricted stock and PBRS to a certain executive. These shares are reflected in the 2020 information below.

On December 31, 2019, the Committee approved the grant of approximately 358,000 shares of performance-based restricted stock to certain executives. Key information to finalize the performance targets and range of vesting shares was approved by the Board during February 2020, which is the grant date for financial reporting purposes. The terms of this PBRS grant are discussed below and these PBRS shares are reflected in the 2020 information below.

During the three years presented below, the Committee approved the grant of shares of RSU to our non-employee directors for payment of a portion of their director fees under the 2016 Plan. Each RSU represents a right to receive one share of our common stock following the grant date and are non-forfeitable. Vesting occurs upon the earliest to occur: (i) the director’s separation from service, (ii) the first anniversary of the grant date (for the 2021 and 2020 grants), (iii) the third anniversary of the grant date (for 2019 grant), or (iv) the occurrence of a change of control, as defined by the agreement.  Based on terms of the RSU agreements, the grant date fair value was recognized as stock-based compensation expense (SG&A) on the grant date in each respective year.  Pursuant to the terms of these RSU awards outstanding as of the CoC event associated with the Exchange Transaction discussed in Note 2, all such awards immediately vested.

A summary of restricted stock activity during 2021 is presented below:

	Restricted Stock		Performance-Based Restricted Stock		Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested outstanding beginning of year	445,472	$3.48	686,005	$3.77	388,908	$1.62
Granted	799,500	$3.55	675,532	$3.09	327,188	$5.05
Vested	(295,993)	$3.20	(598,536)	$4.66	(490,866)	$2.34
Cancelled or forfeited	—	$—	(20,737)	$4.89	(15,487)	$5.04
Unvested outstanding end of year	948,979	$2.78	742,264	$2.67	209,743	$5.04

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Stockholders’ Equity (continued)

	Restricted Stock
	2021	2020	2019
Shares of restricted stock granted	799,500	40,479	371,743
Total fair value of restricted stock granted	$2,183,000	$87,000	$1,223,000
Weighted-average fair value per restricted stock granted during year	$3.55	$2.15	$3.29
Stock-based compensation expense - Cost of sales	$107,000	$62,000	$255,000
Stock-based compensation expense - SG&A	$1,645,000	$1,078,000	$1,263,000
Income tax benefit	$(430,000)	$(279,000)	$(374,000)
Total weighted-average remaining vesting period in years	1.84	1.61	2.18
Total fair value of restricted stock vested during the year	$2,729,000	$578,000	$1,917,000

	Performance-Based Restricted Stock
	2021 (1)	2020 (1)	2019 (1)
Shares of PBRS granted	675,532	398,134	287,871
Total fair value of PBRS granted	$2,480,000	$980,000	$1,608,000
Weighted-average fair value per PBRS granted during year	$3.09	$2.46	$5.59
Stock-based compensation expense - Cost of sales	$103,000	$—	$53,000
Stock-based compensation expense - SG&A	$2,938,000	$218,000	$290,000
Income tax benefit	$(747,000)	$(53,000)	$(84,000)
Total weighted-average remaining vesting period in years	1.56	1.57	1.85
Total fair value of PBRS vested during the year	$6,671,000	$—	$—

	Restricted Stock Units
	2021	2020	2019
Shares of RSU granted	327,188	301,361	41,383
Total fair value of RSU granted	$1,653,000	$255,000	$187,000
Weighted-average fair value per RSU granted during year	$5.05	$0.85	$4.53
Stock-based compensation expense - Cost of sales	$161,000	$—	$53,000
Stock-based compensation expense - SG&A	$562,000	$255,000	$187,000
Income tax benefit	$(178,000)	$(63,000)	$(46,000)
Total weighted-average remaining vesting period in years	2.42	0.48	1.57
Total fair value of RSU vested during the year	$2,209,000	$16,000	$41,000
(1)	Upon the CoC event associated with the Exchange Transaction during 2021, such PBRS is subject only to the time-based vesting conditions set forth in the applicable award agreement and the 2016 Plan.

Stock Options – No stock options have been granted under the 2016 Plan during the three years presented below. As it relates to stock options granted under the 2008 plan, the exercise price of the outstanding options granted were equal to the market value of our common stock at the date of grant and vested at the end of each one-year period at the rate of 16.5% per year for the first five years and the remaining unvested options vested at the end of the sixth year. The fair value for of the stock options granted under the 2008 Plan were estimated, using an option pricing model, as of the date of the grant, which date was also the service inception date.

A summary of stock option activity in 2021 is presented below:

	2021
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	158,600	$26.04
Granted	—	$—
Exercised	—	$—
Forfeited or expired	(145,600)	$26.07
Outstanding at end of year	13,000	$25.66
Exercisable at end of year	13,000	$25.66

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

11.  Stockholders’ Equity (continued)

	2021	2020	2019
Stock-based compensation expense - Cost of sales	$—	$106,000	$122,000
Stock-based compensation expense - SG&A	$—	$42,000	$50,000
Income tax benefit	$—	$(36,000)	$(42,000)
Total intrinsic value of options exercised during the year	$—	$—	$—
Total fair value of options vested during the year	$—	$—	$—
Total intrinsic value of options outstanding at end of year	$—	$—	$—
Total intrinsic value of options exercisable at end of year	$—	$—	$—
Total weighted-average remaining vesting period in years	—	—	0.49
Total weighted-average remaining contractual life period in years (options outstanding)	2.92	2.64	3.61
Total weighted-average remaining contractual life period in years (options exercisable)	2.92	2.64	3.47

Stock-based Compensation Expense Not Yet Recognized – At December 31, 2021, the total stock-based compensation expense not yet recognized is $4,079,000, relating to all forms of non-vested equity awards, which we will be amortizing (subject to adjustments for actual forfeitures) through the respective remaining vesting periods through June 2024.

Reserved Shares of Common Stock – As of December 31, 2021, we have reserved 0.2 million shares of common stock issuable upon vesting of equity awards pursuant to their respective terms.

NOL Rights Agreement - On July 6, 2020, we entered into the Section 382 Rights Agreement (the “NOL Rights Agreement”), dated as of July 6, 2020, between LSB and Computershare Trust Company, N.A., as rights agent. During 2021, the NOL Rights Agreement was ratified by our shareholders at our annual meeting of shareholders held on May 14, 2021.

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

12.  Non-Redeemable Preferred Stock

In 2021, certain of the Golsen Holders who held all of the outstanding shares of Series B 12% Cumulative, Convertible Preferred Stock, par value $100 (“Series B Preferred”) and Series D 6% Cumulative, Convertible Class C Preferred Stock, no par value (“Series D Preferred”) provided notice to convert all of their shares of Series B Preferred and Series D Preferred into approximately 1.2 million shares of our common stock, pursuant to the terms of these securities.  Pursuant to the terms of these securities, our Board declared and we paid the accumulated dividends totaling approximately $1.9 million on the Series B and Series D Preferred.  As a result, no shares of the Series B Preferred and Series D Preferred remain outstanding. See further discussion concerning the Series B and Series D Preferred in Note 14.

Other – At December 31, 2021, we are authorized to issue an additional 250,000 shares of $100 par value preferred stock and an additional 5,000,000 shares of no-par value preferred stock. Upon issuance, our Board will determine the specific terms and conditions of such preferred stock.

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

The following table includes information about this agreement:

	December 31,
	2021	2020
	(In Thousands)
Total undiscounted death benefit	$2,500	$2,500
Total accrued death benefit	$2,514	$2,539

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

The following table summarizes certain information about these life insurance policies.

	December 31,
	2021	2020
	(In Thousands)
Total face value of life insurance policies	$4,500	$4,500

Total cash surrender values of life insurance policies	$1,863	$1,796
Loans on cash surrender values	(1,642)	(1,703)
Net cash surrender values	$221	$93

	2021	2020	2019
	(In Thousands)
Cost of life insurance premiums	$215	$215	$215
Increase in cash surrender values	(69)	(69)	(70)
Net cost of life insurance premiums included in SG&A	$146	$146	$145

Employee Savings Plans - We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. Beginning in January 2019, we began matching 50% of an employee’s contribution, up to 6%, for substantially all full-time employees. Prior to 2019, we did not contribute to this plan except for certain employees. For 2021, 2020 and 2019, the amounts contributed to this plan were $986,000, $1,022,000, and $997,000, respectively.

Collective Bargaining Agreements - As of December 31, 2021, we employed 545 persons, 180 of whom are represented by unions under agreements, including agreements being negotiated, that expire in July 2022 through July 2024.

14.  Related Party Transactions

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

As discussed in Note 1, our Board declared the Special Dividend that was paid through the issuance of approximately 9.1 million shares of common stock in October 2021, which amount included approximately 1.2 million shares to LSB Funding and approximately 0.7 million shares to certain of the Golsen Holders. In addition, pursuant to the anti-dilution terms of the Series B and Series D Preferred, which shares were held by certain of the Golsen Holders, the conversion ratio of the Series B Preferred increased to 43.3333 to 1 from 33.3333 to 1 and the Series D Preferred increased to 0.325 to 1 from 0.25 to 1.  See Note 12 for the discussion regarding the conversion of the Series B and Series D Preferred into our common stock and the payment of the accumulated dividends on these securities.

As of December 31, 2021, we have three separate outstanding financing arrangements by an affiliate of LSB Funding as discussed in footnotes (C), (D) and (E) of Note 7. In addition, an affiliate of LSB Funding held $50 million of our Old Notes, which Old Notes were redeemed with the proceeds from the New Notes as discussed in footnote (B) of Note 7. An affiliate of LSB Funding holds $30 million of the New Notes.

Pursuant to the terms of the Board Representation and Standstill Agreement, as amended, our Board includes two directors that are employees of affiliates of LSB Funding. During 2021, 2020 and 2019, we incurred director fees associated with these directors totaling approximately $0.3 million for each respective year.

During 2021, 2020 and 2019, we incurred director fees associated with Barry H. Golsen totaling approximately $0.1 million for each respective year.

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

During 2017, we entered into a transition agreement (the “Transition Agreement”) with J. Golsen that commenced on January 1, 2018 and ends upon the earlier of his death or a change in control as defined in the agreement. During the term, J. Golsen will receive an annual cash retainer of $480,000 and an additional monthly amount of $4,400 to cover certain expenses. In accordance with the terms of the Transition Agreement, we will also reimburse J. Golsen for his cost of certain medical insurance coverage until his death. Effective as of the Retirement Date, the severance agreement that was in force with J. Golsen was terminated. In consideration for his services, including as Chairman Emeritus, we will pay J. Golsen a one-time payment equal to $2,320,000 upon the consummation of a change in control, as defined in the agreement, should one occur prior to his death.

15. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	2021	2020	2019
	(In Thousands)
Cash payments (refunds) for:
Interest on long-term debt and other, net of capitalized interest	$43,583	$45,730	$42,184
Income taxes, net	$(182)	$(312)	$(65)

Noncash investing and financing activities:
Accounts receivable, supplies, other assets, accounts payable and accrued liabilities associated with additions of property, plant and equipment	$17,649	$16,286	$18,350
Extinguishment of PPP loan	$10,000	$—	$—
Series E and Series F Redeemable Preferred and related dividends, accretion, and embedded derivative exchanged for common stock, net of related costs in accounts payable	$306,690	$37,208	$32,724
Series B and Series D preferred converted into common stock	$3,000	$—	$—

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products. The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	2021	2020	2019
	(In Thousands)
Net sales:
Agricultural products	$264,502	$180,036	$187,641
Industrial products	234,496	133,024	139,643
Mining products	57,241	38,256	37,786
Total net sales	$556,239	$351,316	$365,070

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 18 months at December 31, 2021.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments. We had approximately $1.6 million and $2.5 million of contract liabilities as of December 31, 2021 and 2020, respectively. During 2021, revenues of $2.5 million were recognized and included in the balance at the beginning of the period.

At December 31, 2021, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as invoiced.  The remaining performance obligations totals approximately $77 million, of which approximately 39% of this amount relates to 2022 through 2024, approximately 29% relates to 2025 through 2026, with the remainder thereafter.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

17.  Leases

Information related to our leases are presented below:

	2021	2020	2019
	(Dollars In Thousands)
Components of lease expense:
Operating lease cost	$9,998	$7,611	$7,270
Short-term lease cost	2,243	4,372	2,665
Other cost (1)	157	75	64
Total lease cost	$12,398	$12,058	$9,999
Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$10,290	$7,782	$7,677
Operating cash flows from finance leases	33	15	16
Financing cash flows from finance leases	92	45	61
Cash paid for amounts included in the measurement of lease liabilities	$10,415	$7,842	$7,754

Right-of-use assets obtained in exchange for new operating lease liabilities	$9,549	$17,064	$5,967
Other lease-related information:
Weighted-average remaining lease term - operating leases (in years)	4.0	4.3	4.6
Weighted-average remaining lease term - finance leases (in years)	3.2	4.1	3.8
Weighted-average discount rate - operating leases	8.44%	8.26%	8.70%
Weighted-average discount rate - finance leases	8.69%	8.65%	8.94%

(1) Includes variable and finance lease costs.

At December 31, 2021, future minimum operating lease payments due under ASC 842 are summarized by fiscal year in the table below:

Operating Leases
(In thousands)
2022	$9,692
2023	7,989
2024	6,298
2025	3,736
2026	2,543
Thereafter	2,000
Total lease payments	32,258
Less imputed interest	(4,935)
Present value of lease liabilities	$27,323

As of December 31, 2021, we did not have any executed operating leases with lease terms greater than one year that have not yet commenced.

LSB Industries, Inc.

Supplementary Information

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2021 and 2020 are as follows.

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2021
Net sales	$98,116	$140,696	$127,199	$190,228
Gross profit (1)	$8,060	$35,008	$17,447	$78,464
Net income (loss) (1) (2)	$(13,279)	$23,670	$(8,928)	$42,082
Net income (loss) attributable to common stockholders (A)	$(23,376)	$12,646	$(251,504)	$42,009

Basic income (loss) per common share	$(0.63)	$0.34	$(6.39)	$0.49

Diluted income (loss) per common share	$(0.63)	$0.32	$(6.39)	$0.47

2020
Net sales	$83,411	$105,033	$73,969	$88,903
Gross profit (loss) (1)	$2,551	$19,021	$(1,059)	$(3,465)
Net loss (1) (2)	$(19,452)	$(365)	$(20,402)	$(21,692)
Net loss attributable to common stockholders	$(28,338)	$(9,634)	$(29,874)	$(31,573)

Basic and diluted loss per common share	$(0.77)	$(0.26)	$(0.81)	$(0.86)

(A) See Notes 2 and 3 concerning a deemed dividend associated with the Exchange Transaction, which was consummated during the third quarter of 2021.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(1)	The following income (expense) items impacted gross profit (loss) and net income (loss):

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Turnaround expense: (A)
2021	$(140)	$(707)	$(7,976)	$(1,130)

2020	$—	$(11)	$(34)	$(31)

Gain (loss) on natural gas forward contracts
2021	$2,706	$—	$—	$—

2020	$(714)	$31	$513	$(1,443)

Compensation expense due to CoC event
2021	$—	$—	$(1,221)	$—

Recovery from settlements with certain vendors
2020	$—	$5,664	$—	$—
(2)	The following income (expense) items impacted net income (loss):

Legal fees associated with Leidos matter
2021	$(886)	$(441)	$(271)	$(296)

2020	$(3,287)	$(955)	$(901)	$(572)

Compensation expense due to CoC event
2021	$—	$—	$(3,786)	$—

Gain (loss) on extinguishments of debt
2021	$—	$10,000	$—	$(20,259)

Interest expense associated with Global judgment
2021	$(78)	$(79)	$(80)	$(80)

2020	$(1,327)	$(79)	$(80)	$(80)

Gain (loss) associated with embedded derivative
2021	$(436)	$(716)	$(1,106)	$—

2020	$637	$120	$(141)	$(561)

Benefit (provision) for income taxes
2021	$(42)	$248	$(19)	$4,369

2020	$339	$1,299	$1,370	$1,741
(A)	Turnaround expenses do not include the impact on operating results relating to lost absorption or reduced margins due to the associated plants being shut down.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2021, 2020, and 2019

(In Thousands)

Description (1)	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts:
2021	$378	$96	$—	$474

2020	$261	$141	$24	$378

2019	$351	$175	$265	$261

Deferred tax assets - valuation allowance:
2021	$64,655	$(17,687)	$—	$46,968

2020	$51,589	$13,471	$405	$64,655

2019	$45,626	$8,279	$2,316	$51,589

(1)	Reduction in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.