Form 10-K/A
period 2021-12-31
LSB INDUSTRIES INC
filed 2022-03-25
CIK 60714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
1-7677

LSB INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	73-1015226
(State of or other Jurisdiction Incorporation or Organization)	(I.R.S. Employer Identification No.)

3503 NW 63rd Street, Suite 500, Oklahoma City, Oklahoma	73116
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: (405)
235-4546
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.10	LXU	New York Stock Exchange
Preferred Stock Purchase Rights	N/A	New York Stock Exchange
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
12b-2
of the Act). ☐  Yes    ☒  No
The aggregate market value of the Registrant’s voting common equity held by non-affiliates
of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2021, was approximately $141 million. As a result, the Registrant is an accelerated filer as of December 31, 2021. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and LSB Funding LLC were deemed to be owned by affiliates of the Registrant as of June 30, 2021. Such determination should not be deemed an admission that such executive officers, directors or entity of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form
10-K/A.
As
of March 25, 2022, the Registrant had
89,564,162
shares of common stock

outstanding.

Auditor Firm Id:	00042	Auditor Name:	Ernst & Young LLP	Auditor Location:	Oklahoma City, OK, United States

EXPLANATORY NOTE
LSB Industries, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 24, 2022 (the “Original Form
10-K”)
as an exhibits-only filing that updates, amends and supplements Part IV, Item 15 of the Original Form
10-K
for the purpose of filing certain exhibits that were inadvertently omitted from the Original Form
10-K
and removing certain exhibits that are no longer required to be included therein that were inadvertently included in the Original Form
10-K.
In addition, as required by Rule
12b-15
under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 includes new Exhibits 31.1 and 31.2, certifications of our Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and new Exhibits 32.1 and 32.2, certifications of our Principal Executive Officer and Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
This Amendment No.1 does not affect any other parts of, or exhibits to, the Original Form
10-K,
and those unaffected parts or exhibits are not included in this Amendment No. 1. Except as expressly stated in this Amendment No. 1, the Original Form
10-K
continues to speak as of the date of the original filing of the Original Form
10-K,
and the Company has not updated the disclosure contained in this Amendment No. 1 to reflect events that have occurred since the filing of the Original Form
10-K.
Accordingly, this Amendment No. 1 must be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form
10-K,
including amendments to those filings, if any.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
A. The following documents are filed as part of this Report:

1.	Financial Statements. The consolidated financial statements, notes thereto and independent auditors’ report thereon, filed as part hereof, were filed as Part II, Item 8 of the Original Form 10-K.

2.	Financial Schedules. Schedules have been omitted because the information required to be set forth therein is not applicable or is included in the Consolidated Financial Statements or notes thereto.

3.	Exhibits. The following exhibits are filed with, or incorporated by reference into this Report:

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on From S-3 filed on November 16, 2021

3(ii).1	Second Amended and Restated Bylaws of LSB Industries, Inc., dated July 19, 2021	Exhibit 3.1 to the Company’s Form 8-K filed July 19, 2021

4.1	Specimen Certificate for the Company’s Common Stock	Exhibit 4.3 to the Company’s Registration Statement on Form S-3 ASR filed November 16, 2012

4.2	Section 382 Rights Agreement, dated as of July 6, 2020, between LSB Industries, Inc. and Computershare Trust Company, N.A., as rights agent	Exhibit 4.1 to the Company’s Form 8-K filed July 6, 2020

4.3	Intercreditor Agreement, dated August 7, 2013, by and among Wells Fargo Capital Finance, Inc., as agent and UMB Bank, n.a., as collateral agent, and acknowledged and agreed to by LSB Industries, Inc. and the other grantors named therein	Exhibit 99.1 to the Company’s Form 8-K filed August 14, 2013

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.17(a) to the Company’s Form 10-K filed February 24, 2022

10.1*	LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 4.8 to the Company’s Form S-8 filed June 28, 2016

10.2*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Stock Option Agreement	Exhibit 4.9 to the Company’s Form S-8 filed June 28, 2016

10.3*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Unit Agreement (Director Award)	Exhibit 4.10 to the Company’s Form S-8 filed June 28, 2016

10.4*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Agreement	Exhibit 4.11 to the Company’s Form S-8 filed June 28, 2016

10.5*	Form of Time-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.4 to the Company’s Form 8-K filed January 3, 2019

10.6*	Form of Performance-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.5 to the Company’s Form 8-K filed January 3, 2019

10.7*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Mark T. Behrman	Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2019

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.8*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.3 to the Company’s Form 8-K filed January 3, 2019

10.9*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Cheryl Maguire	Exhibit 10.2 to the Company’s Form 8-K filed January 3, 2019

10.10*	Employment Agreement, dated December 20, 2019 and to be effective not later than February 3, 2020, between LSB Industries, Inc. and John Burns	Exhibit 10.30 to the Company’s Form 10-K filed February 25, 2019

10.11*	Severance and Change in Control Agreement, dated April 6, 2020, between LSB Industries, Inc. and Kristy Carver	Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2020

10.12	Indemnification Agreement, dated October 14, 2015, by and between the Company and Jack E. Golsen, together with a schedule identifying other substantially identical agreements between the Company and each of the other directors identified on the schedule	Exhibit 10.1 to the Company’s Form 8-K filed October 19, 2015

10.13	Indemnification Agreement, dated October 14, 2015 by and between the Company and David M. Shear, together with a schedule identifying other substantially identical agreements between the Company and each of its executive officers identified on the schedule	Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2015

10.14	Indemnification Agreement, dated as of December 4, 2015, by and between LSB Industries, Inc. and Jonathan S. Bobb, together with a schedule identifying other substantially identical agreements between the Company and each of the other directors identified on the schedule	Exhibit 10.5 to the Company’s Form 8-K filed December 8, 2015

10.15	Asset Purchase Agreement, dated as of December 6, 2002, by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC	Exhibit 2.1 to the Company’s Form 8-K dated December 27, 2002

10.16	Exhibits and Disclosure Letters to the Asset Purchase Agreement, dated as of December 6, 2002, by and among Energetic Systems Inc. LLC, UTeC Corporation, LLC, SEC Investment Corp. LLC, DetaCorp Inc. LLC, Energetic Properties, LLC, Slurry Explosive Corporation, Universal Tech Corporation, El Dorado Chemical Company, LSB Chemical Corp., LSB Industries, Inc. and Slurry Explosive Manufacturing Corporation, LLC	Exhibit 10.1b to the Company’s Form 10-Q filed August 6, 2010

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.17	Ammonia Purchase and Sale Agreement by and between El Dorado Chemical Company and Koch Fertilizer, LLC, dated as of November 2, 2015
Exhibit 10.49 to the Company’s Form
10-K
filed February 29, 2016
CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #33502, DATED APRIL 4, 2016, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.18	Second Amendment to Ammonia Purchase and Sale Agreement Between Koch Fertilizer, LLC and El Dorado Chemical Company, dated as of September 30, 2019	Exhibit 10.1 to the Company’s Form 10-Q filed October 29, 2019 CERTAIN CONFIDENTIAL INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED.

10.19	Urea Ammonium Nitrate Purchase and Sale Agreement dated as of March 3, 2016 and effective as of June 1, 2016 between Coffeyville Resources Nitrogen Fertilizers, LLC and Pryor Chemical Company
Exhibit 10.1 to the Company’s Form
10-Q
filed August 8, 2016
CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A COMMISSION ORDER CF #33783. DATED AUGUST 30, 2016, GRANTING REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

10.20	Stock Purchase Agreement by and among Consolidated Industries L.L.C. The Climate Control Group, Inc., NIBE Energy Systems Inc. and, solely for purposes of Sections 6.8, 6.19 and 11.15 therein, LSB Industries, Inc., and solely for purposes of Section 11.16 therein, NIBE Industrier AB (publ), dated as of May 11, 2016.	Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2016

10.21	Contract on the supply of Basic Engineering Package, Detail Engineering Package, Tagged Major Equipment and related Advisory Services, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012	Exhibit 99.2 to the Company’s Form 8-K filed December 6, 2012

10.22	Engineering, Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed August 15, 2013

10.23	Construction Agreement-DMW2, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2013

10.24	Construction Agreement – NACSAC, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.2 to the Company’s Form 8-K filed November 12, 2013

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.25	Engineering, Procurement and Construction Agreement, dated December 31, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed January 7, 2014

10.26	Engineering, Procurement and Construction Contract, Amendment No. 1 dated October 20, 2015, by and between El Dorado Ammonia LLC and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 26, 2015

10.27	Settlement Agreement, dated April 26, 2015, by and among the Company and Starboard Value LP and its certain affiliates and associates	Exhibit 99.1 to the Company’s Form 8-K filed April 30, 2015

10.28	Consent Decree, dated May 28, 2014, by and among, LSB Industries, Inc., El Dorado Chemical Co., Cherokee Nitrogen Co., Pryor Chemical Co., El Dorado Nitrogen, L.P., the U.S. Department of Justice, the U.S. Environmental Protection Agency, the Alabama Department of Environmental Management, and the Oklahoma Department of Environment Quality	Exhibit 99.1 to the Company’s Form 8-K filed June 3, 2014

10.29	Third Amended and Restated Loan and Security Agreement, dated as of January 17, 2017, by and among LSB Industries, Inc., the subsidiaries of LSB Industries, Inc. party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent.	Exhibit 10.1 to the Company’s Form 8-K filed January 20, 2017

10.30	First Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 16, 2018, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors.	Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2018

10.31	Second Amendment to Third Amended and Restated Loan and Security Agreement, dated as of February 26, 2019, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors.	Exhibit 4.1 to the Company’s Form 8-K filed February 28, 2019

10.32	Third Amendment to Third Amended and Restated Loan and Security Agreement, dated as of April 20, 2020, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors	Exhibit 10.3 to the Company’s Form 10-Q filed May 7, 2020

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.33	Consent and Fourth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of September 22, 2021, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors	Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2021

10.34	Joinder Agreement to Intercreditor Agreement, dated November 9, 2015, by and among LSB Funding LLC, Wells Fargo Capital Finance, Inc., as ABL Agent, UMB Bank, N.A., as Notes Agent, LSB Industries, Inc. and the guarantors party thereto	Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015

10.35	Amendment No. 1 to Intercreditor Agreement, dated as of April 25, 2018, among Wells Fargo Capital Finance, LLC, UMB Bank, n.a. and Wilmington Trust, National Association, and acknowledged by LSB Industries, Inc. and the subsidiary guarantors party thereto.	Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2018

10.36	Joinder Agreement to Security Agreement, dated November 9, 2015, by and among LSB Funding LLC, UMB Bank, N.A., as Collateral Agent, LSB Industries, Inc. and the guarantors party thereto	Exhibit 10.5 to the Company’s Form 8-K filed November 16, 2015

10.37	Board Representation and Standstill Agreement by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein), dated as of December 4, 2015	Exhibit 10.3 to the Company’s Form 8-K filed December 8, 2015

10.38	Registration Rights Agreement by and between LSB Industries, Inc. and LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.4 to the Company’s Form 8-K filed December 8, 2015

10.39	Letter Agreement, dated as of August 12, 2016, by and among LSB Industries, Inc., LSB Funding LLC and Security Benefit Corporation	Exhibit 10.1 to the Company’s Form 8-K filed August 12, 2016

10.40*	Transition Agreement dated June 30, 2017 by and between Jack E. Golsen and LSB Industries, Inc.	Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2017

10.41	Amendment, dated October 26, 2017, to the Board Representation and Standstill Agreement by and between LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly, Jack E. Golsen, Barry H. Golsen, Linda Golsen Rappaport, Golsen Family LLC, SBL LLC and Golsen Petroleum Corp., dated as of December 4, 2015	Exhibit 10.1. to the Company’s Form 8-K Filed on October 26, 2017

10.42	Amendment to Board Representation and Standstill Agreement, dated as of October 18, 2018, by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein)	Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2018

10.43	Amendment and Waiver to Board Representation and Standstill Agreement, dated as of September 27, 2021, by and among the Company, the Holder and the other parties thereto	Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2021

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.44	Securities Exchange Agreement, dated July 19, 2021, by and between LSB Industries, Inc. and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed July 19, 2021

10.45	Written Consent of LSB Funding, LLC approving of the incurrence of indebtedness by LSB Industries, Inc., dated September 22, 2021, provided pursuant to the Securities Exchange Agreement, dated as of July 19, 2021, between LSB Industries, Inc. and LSB Funding, LLC	Exhibit 10.3(a) to the Company’s Form 10-Q filed on November 2, 2021

21.1	Subsidiaries of the Company	Exhibit 21.1(a) to the Company’s Form 10-K filed February 24, 2022

23.1	Consent of Independent Registered Public Accounting Firm	Exhibit 23.1(a) to the Company’s Form 10-K filed February 24, 2022

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Executive Compensation Plan or Arrangement
(a)	Filed herewith
(b)	Furnished herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Mark T. Behrman
M arch 25, 202 2		Mark T. Behrman, President, Chief Executive Officer and Director