Form 10-Q
period 2022-03-31
LSB INDUSTRIES INC
filed 2022-05-04
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☒  Yes    ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 89,564,162 shares as of April 29, 2022.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2022 is unaudited)

	March 31,	December 31,
	2022	2021
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$254,299	$82,144
Short-term investments	89,311	—
Accounts receivable	97,515	86,902
Allowance for doubtful accounts	(463)	(474)
Accounts receivable, net	97,052	86,428
Inventories:
Finished goods	25,810	14,688
Raw materials	1,590	1,895
Total inventories	27,400	16,583
Supplies, prepaid items and other:
Prepaid insurance	10,557	14,244
Precious metals	13,945	14,945
Supplies	27,066	26,558
Other	9,805	2,234
Total supplies, prepaid items and other	61,373	57,981
Total current assets	529,435	243,136

Property, plant and equipment, net	850,372	858,480

Other assets:
Operating lease assets	24,829	27,317
Intangible and other assets, net	3,555	3,907
	28,384	31,224

	$1,408,191	$1,132,840

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2022 is unaudited)

	March 31,	December 31,
	2022	2021
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,649	$49,458
Short-term financing	9,911	12,716
Accrued and other liabilities	44,913	33,301
Current portion of long-term debt	8,112	9,454
Total current liabilities	123,585	104,929

Long-term debt, net	708,398	518,190

Noncurrent operating lease liabilities	17,542	19,568

Other noncurrent accrued and other liabilities	3,023	3,030

Deferred income taxes	37,455	26,633

Commitments and contingencies (Note 6)

Stockholders' equity:
Common stock, $.10 par value; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	493,964	493,161
Retained earnings (accumulated deficit)	27,511	(31,255)
	530,592	471,023
Less treasury stock, at cost:
Common stock, 1.6 million shares (1.4 million shares at December 31, 2021)	12,404	10,533
Total stockholders' equity	518,188	460,490
	$1,408,191	$1,132,840

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In Thousands, Except Per Share Amounts)
Net sales	$198,981	$98,116
Cost of sales	108,251	90,056
Gross profit	90,730	8,060

Selling, general and administrative expense	10,935	8,793
Other income, net	(176)	(263)
Operating income (loss)	79,971	(470)

Interest expense, net	9,955	12,372
Non-operating other expense, net	135	395
Income (loss) before provision for income taxes	69,881	(13,237)
Provision for income taxes	11,115	42
Net income (loss)	58,766	(13,279)

Dividends on convertible preferred stocks	—	75
Dividends on Series E redeemable preferred stock	—	9,511
Accretion of Series E redeemable preferred stock	—	511
Net income (loss) attributable to common stockholders	$58,766	$(23,376)

Income (loss) per common share:
Basic:
Net income (loss)	$0.66	$(0.63)

Diluted:
Net income (loss)	$0.65	$(0.63)

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2021	91,168	(1,375)	$—	$9,117	$493,161	$(31,255)	$(10,533)	$460,490
Net income						58,766		58,766
Stock-based compensation					803			803
Other		(229)					(1,871)	(1,871)
Balance at March 31, 2022	91,168	(1,604)	$—	$9,117	$493,964	$27,511	$(12,404)	$518,188

Balance at December 31, 2020	39,926	(2,075)	$3,000	$3,993	$197,350	$(41,487)	$(13,213)	$149,643
Net loss						(13,279)		(13,279)
Dividend accrued on redeemable preferred stock						(9,511)		(9,511)
Accretion of redeemable preferred stock						(511)		(511)
Stock-based compensation					713			713
Issuance of restricted stock	250	835		25	(5,335)		5,310	—
Other		(5)					(18)	(18)
Balance at March 31, 2021	40,176	(1,245)	$3,000	$4,018	$192,728	$(64,788)	$(7,921)	$127,037

See accompanying notes condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$58,766	$(13,279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	10,823	327
Depreciation and amortization of property, plant and equipment	17,197	16,762
Amortization of intangible and other assets	311	315
Other	1,438	(1,058)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(11,707)	(17,321)
Inventories	(10,817)	625
Prepaid insurance	3,687	2,265
Accounts payable	10,003	8,598
Accrued interest	13,618	10,412
Other assets and other liabilities	(7,827)	5,065
Net cash provided by operating activities	85,492	12,711

Cash flows from investing activities
Expenditures for property, plant and equipment	(8,254)	(6,133)
Purchases of short-term investments	(89,311)	-
Other investing activities	51	198
Net cash used by investing activities	(97,514)	(5,935)

Cash flows from financing activities
Net proceeds from 6.25% senior secured notes	200,000	—
Payments on other long-term debt	(6,912)	(3,353)
Payments on short-term financing	(2,805)	(5,419)
Payments of debt-related costs, including extinguishment costs	(4,102)	—
Other financing activities	(2,004)	(36)
Net cash provided (used) by financing activities	184,177	(8,808)

Net increase (decrease) in cash and cash equivalents	172,155	(2,032)

Cash and cash equivalents at beginning of period	82,144	16,264
Cash and cash equivalents at end of period	$254,299	$14,232

See accompanying notes condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of LSB Industries, Inc. (“LSB”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, as amended by the Form 10-K/A filed on March 25, 2022 (“2021 Form 10-K”). The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three-month periods ended March 31, 2022 and 2021 and the Company’s financial position as of March 31, 2022.

Basis of Consolidation – LSB and its subsidiaries (the “Company,” “we,” “us,” or “our”) are consolidated in the accompanying condensed consolidated financial statements. LSB is a holding company with no significant operations or assets other than cash, cash equivalents, and investments in its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to current period presentation, including all share and per share information relating to the stock split in the form of a stock dividend on October 8, 2021.

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

Use of Estimates – The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Short-Term Investments - Investments, which consist of U.S. treasury bills with an original maturities ranging from approximately 17 weeks to 51 weeks, were considered short-term investments. These investments are carried at cost which approximated fair value.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies (continued)

In January 2022 and March 2022, the compensation committee of our Board of Directors approved the grant of 224,455 shares of time-based restricted stock units and 160,724 shares of performance-based restricted stock units to certain executives and employees under our 2016 Long Term Incentive Plan. A portion of the time-based restricted stock unit shares will vest at the end of each one-year period at the rate of one-third per year for three years and a portion will vest 100% at the end of three years. The performance-based restricted stock units will vest on the third anniversary of the grant date subject to the achievement of certain performance metrics established by the Board of Directors as set out in the grant. Upon the third anniversary the grants may be modified in a range between 0% and 200% based upon achievement of the performance goals. The unvested restricted shares carry dividend and voting rights contingent upon the vesting and lapsing of restriction. Sales of these shares are restricted prior to the date of vesting. Pursuant to the terms of the underlying restricted stock agreements, unvested restricted shares may immediately vest upon the occurrence of a change in control (as defined by agreement), termination without cause or death.

Derivatives, Hedges and Financial Instruments – Derivatives are recognized in the balance sheet and measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply, or hedge accounting is elected.

The fair value amounts recognized for our derivative contracts executed with the same counterparty under a master netting arrangement may be offset. We have the choice to offset or not, but that choice must be applied consistently. A master netting arrangement exists if the reporting entity has multiple contracts with a single counterparty that are subject to a contractual agreement that provides for the net settlement of all contracts through a single payment in a single currency in the event of default on or termination of any one contract. Offsetting the fair values recognized for the derivative contracts outstanding with a single counterparty results in the net fair value of the transactions reported as an asset or a liability in the balance sheet. When applicable, we present the fair values of our derivative contracts under master netting agreements using a gross fair value presentation.

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

At March 31, 2022 and December 31, 2021, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable). The carrying value of our Senior Secured Notes approximates fair value and is classified as a Level 2 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

Recently Issued Accounting Pronouncements

ASU 2020-06 - In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40). This ASU addresses the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. This ASU will be effective for us on January 1, 2024; however, early adoption was permitted beginning January 1, 2021. We are currently evaluating the timing and the effect of adoption of this ASU on our consolidated financial statements and related disclosures.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Income (Loss) Per Common Share

	Three Months Ended
	March 31,
	2022	2021
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$58,766	$(13,279)
Adjustments for basic income (loss) per common share:
Dividend requirements on Series E Redeemable Preferred	—	(9,511)
Dividend requirements on Series B Preferred	—	(60)
Dividend requirements on Series D Preferred	—	(15)
Accretion of Series E Redeemable Preferred	—	(511)
Numerator for basic and diluted net income (loss) per common share	$58,766	$(23,376)

Denominator:
Denominator for basic net income (loss) per common share - adjusted weighted-average shares (1)	88,421	36,850
Effect of dilutive securities:
Unvested restricted stock and stock units	1,345	—
Dilutive potential common shares	1,345	—
Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	89,766	36,850

Basic net income (loss) per common share	$0.66	$(0.63)

Diluted net income (loss) per common share	$0.65	$(0.63)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2022	2021
Restricted stock and stock units	—	2,247,887
Convertible preferred stocks	—	1,191,666
Series E Redeemable Preferred - embedded derivative	—	303,646
Stock options	13,000	107,652
	13,000	3,850,851

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Current and Noncurrent Accrued and Other Liabilities

	March 31,	December 31,
	2022	2021
	(In Thousands)
Accrued interest	$22,015	$8,397
Current portion of operating lease liabilities	7,293	7,755
Accrued payroll and benefits	6,582	9,794
Accrued death and other executive benefits	2,508	2,514
Accrued health and worker compensation insurance claims	1,103	1,272
Other	8,435	6,599
	47,936	36,331
Less noncurrent portion	3,023	3,030
Current portion of accrued and other liabilities	$44,913	$33,301

4. Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
	2022	2021
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 4.00% (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	700,000	500,000
Secured Financing due 2023, with an interest rate of 8.32% (C)	6,918	7,712
Secured Financing due 2025, with an interest rate of 8.75% (D)	23,220	23,987
Secured Loan Agreement due 2025 (E)	—	5,328
Other	316	339
Unamortized discount, net of premium and debt issuance costs	(13,944)	(9,722)
	716,510	527,644
Less current portion of long-term debt	8,112	9,454
Long-term debt due after one year, net	$708,398	$518,190

(A) Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount as of March 31, 2022 was $2.6 million, which reduces the available for borrowing under the Working Capital Revolver Loan. At March 31, 2022, our available borrowings under our Working Capital Revolver Loan were approximately $62.4 million, based on our eligible collateral, less outstanding letters of credit and loan balance. The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024. Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million. The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt (continued)

(B) On October 14, 2021, LSB completed the issuance and sale of $500 million aggregate principal amount of the Notes of its 6.25% Senior Secured Notes due 2028 (the “Notes”), pursuant to an indenture (the “Indenture”), dated as of October 14, 2021. The Notes were issued at a price equal to 100% of their face value.

On March 8, 2022, LSB completed the issuance and sale of an additional $200 million aggregate principal amount of the Notes (the “New Notes”), which were issued pursuant to the Indenture (the Notes together with the New Notes, the “Senior Secured Notes”). The New Notes were issued at a price equal to 100% of their face value, plus accrued interest from October 14, 2021 to March 7, 2022.

The Senior Secured Notes mature on October 15, 2028. Interest is to be paid in arrears on May 15 and October 15.

As it relates to the issuance of the Notes in October 2021, most of the proceeds from the Notes were used to purchase/redeem the previously outstanding $435 million aggregate principal amount of senior secured notes scheduled to mature in 2023. The remaining net proceeds were primarily used to pay related transaction fees. This transaction was accounted for as an extinguishment of debt. As a result, we recognized a loss on extinguishment of debt of approximately $20.3 million in 2021, primarily consisting of a portion of the contractual redemption premium paid and the expensing of unamortized debt issuance costs associated with the senior secured notes purchased/redeemed.

(C) El Dorado Chemical Company (“EDC”), one of our subsidiaries, is party to a secured financing arrangement with an affiliate of LSB Funding. Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023.

(D) In August 2020, El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, entered into a $30 million secured financing arrangement with an affiliate of LSB Funding. Beginning in September 2020, principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025. This financing arrangement is secured by an ammonia storage tank and is guaranteed by LSB.

(E) During the first quarter of 2022 EDC’s secured loan agreement with an affiliate of LSB Funding was paid off resulting in a minimal loss on extinguishment of debt.

5.  Commitments and Contingencies

Settlements and Outstanding Natural Gas Purchase Commitments – During several days in February 2021, the Pryor Facility was taken out of service after extreme cold weather caused a surge in natural gas prices in the region, along with the curtailment of gas distribution by the operator of the pipeline that supplies natural gas to the facility. Also, as a result of unprecedented cold weather conditions, the primary natural gas supplier to our El Dorado Facility asserted a claim of force majeure and materially restricted the supply of gas to the facility. In order to mitigate a portion of the commodity price risk associated with natural gas, we periodically enter into natural gas forward contracts and volume purchase commitments that locked in the cost of certain volumes of natural gas. Prior to this weather event, we had both types of arrangements. During the first quarter of 2021, as a result of the extreme conditions previously described, we settled all of our natural gas forward contracts and certain volume purchase commitments at that time and recognized a realized gain of approximately $6.8 million, which includes the realized gain classified as a reduction to cost of sales.

At March 31, 2022, certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market. These contracts included volume purchase commitments with fixed costs of approximately 1.8 million MMBtus of natural gas. Further, the contracts extend through April 2022 at a weighted-average cost of $5.06 per MMBtu ($9.2 million) and a weighted-average market value of $4.97 per MMBtu ($9.1 million).

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

As of March 31, 2022, our accrued liabilities for environmental matters totaled approximately $0.5 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

1. Discharge Water Matters

Each of our manufacturing facilities generates process wastewater, which may include cooling tower and boiler water quality control streams, contact storm water and miscellaneous spills and leaks from process equipment. The process water discharge, storm-water runoff and miscellaneous spills and leaks are governed by various permits generally issued by the respective state environmental agencies as authorized and overseen by the U.S. Environmental Protection Agency. These permits limit the type and volume of effluents that can be discharged and control the method of such discharge.

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

The risk assessment was submitted in 2007. In 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring. Subsequent to the PAR mentioned previously, a new CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established at March 31, 2022, in connection with this ADEQ matter.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion. While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion. We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter. As of March 31, 2022, no liability reserve has been established in connection with this matter.

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

LSB and EDA are pursuing the recovery of any damage or loss caused by Global’s work performed through their contract with Leidos at our El Dorado Facility. In March 2016, EDC and LSB were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., in the Circuit court of Union County, Arkansas, wherein Global sought damages under breach of contract and other claims. At the time of the summons, our accounts payable included invoices totaling approximately $3.5 million related to the claims asserted by Global, but such invoices were not approved by Leidos for payment. We have requested indemnification from Leidos under the terms of our contracts, which they have denied. As a result, we are seeking reimbursement of legal expenses from Leidos under our contracts. We also seek damages from Leidos for their wrongdoing during the expansion, including breach of contract, fraud, professional negligence, and gross negligence.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Commitments and Contingencies (continued)

During 2018, the court bifurcated the case into: (1) Global’s claims against Leidos and LSB, and (2) the cross-claims between Leidos and LSB. Part (1) of the case was tried in the court. In March 2020, the court rendered an interim judgment and issued its final judgment in April 2020. In summary, the judgment awarded Global (i) approximately $7.4 million (including the $3.5 million discussed above) for labor, service, and materials furnished relating to the Ammonia Plant, (ii) approximately $1.3 million for prejudgment interest, and (iii) a claim of lien on certain property and the foreclosure of the lien to satisfy these obligations. In addition, post-judgment interest will accrue at the annual rate of 4.25% until paid. This judgement was accrued for at the time of the ruling.

We have filed a notice of intent to appeal, and the court entered a stay of the judgment pending appeal.

LSB intends to vigorously prosecute its claims against Leidos and vigorously contest the cross-claims in Part (2) of the matter. Due to the impact from the COVID-19 pandemic, the trial date for Part (2) of the matter has been delayed and we are awaiting a new trial date.

No liability was established at March 31, 2022 or December 31, 2021, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

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

6.  Derivatives, Hedges and Financial Instruments

Natural Gas Contracts

Periodically, we entered into certain forward natural gas contracts (“natural gas contracts”), which are accounted for on a mark-to-market basis. We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments. At March 31, 2022 and December 31, 2021, we had no outstanding natural gas contracts. When present the valuations of the natural gas contracts are classified as Level 2.

For the three months ended March 31, 2021, we recognized a gain of $2.7 million (includes a realized gain of $1.5 million), (none for the three months ended March 31, 2022). The gain is classified as a reduction of cost of sales.

7. Income Taxes

Provision for income taxes is as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In Thousands)
Current:
Federal	$—	$—
State	292	(285)
Total Current	$292	$(285)

Deferred:
Federal	$11,385	$(80)
State	(562)	407
Total Deferred	$10,823	$327
Provision for income taxes	$11,115	$42

For the three months ended March 31, 2022 and 2021, the current provision (benefit) for state income taxes shown above includes regular state income tax, provisions for uncertain state income tax positions, the impact of state tax law changes and other similar adjustments.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.  Income Taxes (continued)

Our estimated annual effective rate for 2022 includes the impact of permanent tax differences, limits on deductible compensation, valuation allowances and other permanent items.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results. Based on our analysis, we currently believe that it is more-likely-than-not our federal deferred tax assets will be able to be utilized. Thus, we estimate a $12.7 million reduction in the related valuation allowance associated with these federal deferred tax assets will be recognized throughout the year as part of the estimated annual effective tax rate applied to ordinary income. We have determined it is more-likely-than-not that a portion of our state deferred tax assets will not be able to be utilized. However, we estimate a $7.2 million reduction in the related valuation allowance associated with these state deferred tax assets will be recognized throughout the year as part of the estimated annual effective tax rate applied to ordinary income.

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

The tax provision for the three months ended March 31, 2022 was $11.1 million (15.9% provision on pre-tax income). The tax provision for the three months ended March 31, 2021 was minimal. For both periods, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances.

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

8.  Net Sales

Disaggregated Net Sales

We primarily derive our revenues from the sales of various chemical products. The Company’s net sales disaggregation is consistent with other financial information utilized or provided outside of our condensed consolidated financial statements. With our continued focus on optimizing our commercial strategy and product mix going forward we will report revenue by product as opposed to the end market. Accordingly, this approach is reflected in disaggregated net sales, mirroring how the Company manages its net sales by product through contracts with customers.

The following table presents our net sales disaggregated by our principal product types:

	Three Months Ended
	March 31,
	2022	2021
	(In Thousands)
Net sales:
AN & Nitric Acid	$71,800	$49,837
Urea ammonium nitrate (UAN)	56,569	17,638
Ammonia	59,342	21,165
Other	11,270	9,476
Total net sales	$198,981	$98,116

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.  Net Sales (continued)

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 17 months at March 31, 2022.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments. We had approximately $1.8 million and $1.6 million of contract liabilities as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, revenues of $1.4 million and $1.0 million, respectively, were recognized and included in the balance at the beginning of the respective period.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At March 31, 2022, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations totals approximately $74 million, of which approximately 37% of this amount relates to 2022 through 2024, approximately 30% relates to 2025 through 2026, with the remainder thereafter.

9. Related Party Transactions

As of March 31, 2022, we have two separate outstanding financing arrangements by an affiliate of LSB Funding as discussed in footnotes (C) and (D) of Note 4. An affiliate of LSB Funding holds $30 million of the New Notes.

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended
	March 31,
	2022	2021
	(In Thousands)
Cash refunds for:
Income taxes, net	$—	$(216)
Noncash investing and financing activities:
Accounts receivable, supplies, other assets, accounts payable and accrued liabilities associated with additions of property, plant and equipment	$17,295	$18,091
Accounts payable associated with debt-related costs	$741	$—
Dividends accrued on Series E Redeemable Preferred	$—	$9,511
Accretion of Series E Redeemable Preferred	$—	$511

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our March 31, 2022 condensed consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

Key Operating Initiatives for 2022

We expect our future results of operations and financial condition to benefit from following key initiatives:

•

Investing to improve Environmental, Health & Safety and Reliability at our Facilities to further our Progress Towards Becoming a “Best in Class” Chemical Plant Operator while Supplying our Customers with Products of the Highest Quality.

▪

We believe that our operational progress over the past several years represents proof that high safety standards not only enable us to protect what matters, which is the well-being of our employees, but also translates into improved plant performance. With that in mind, in 2022 we remain acutely focused on our efforts to further the progress we’ve made in creating a high performing safety culture as we advance the safety programs, we have underway and implement new ones. Additionally, we intend to invest additional capital at all three of our facilities to further promote safe and reliable operations in order to build upon the success we have had in implementing enhanced safety programs during the last three years.

▪

We have several initiatives currently underway focused on continuing to improve the reliability of our plants which we expect will enable us to produce greater volumes of product for sale while lowering our unit cost of production and increasing our overall profitability. These initiatives are focused on operations excellence through enhancements in leadership at certain of our facilities, bolstering our operating procedures, leveraging the technology investments we’ve made to improve the optimization of our asset health monitoring and asset care maintenance programs. Additionally, our product quality program continues to focus on providing products to our customers that meet our quality standards.

•

Continue Broadening the Distribution and Optimization of our Product Mix.  Over the course of 2021 we were successful in improving upon the production capacity of our plants, and we plan to continue to expand the distribution of our products by partnering with customers to take product into different markets while also focusing on opportunities to upgrade our margins through the optimization of our product mix.

▪

In the first quarter of 2021, we commenced a new long-term nitric acid supply contract with a customer under which we agreed to supply between 70,000 and 100,000 tons of nitric acid per year. We progressively ramped the volume of product supplied to the customer over the course of 2021, and in 2022, we will recognize a full year of sales under this agreement, which we expect will put us in a sold-out position for nitric acid at our El Dorado facility and will achieve our objective of exhausting our production capacity for this product. The initial contract term extends through 2027 and includes automatic one-year renewals, subject to certain termination rights in favor of each party.

▪

We are targeting $10 million to $15 million of capital improvement projects for 2022 focused on margin enhancement opportunities related to our storage and distribution capabilities. Additionally, we are evaluating opportunities to upgrade more of the ammonia we produce into higher value downstream products that could enable us to capture additional margin. We also believe we have opportunities to increase our production volume of certain products through debottlenecking projects and intend to analyze the opportunities for potential returns from these types of investments.

•

Development and Implementation of a Strategy to Capitalize on Low Carbon Ammonia and Clean Energy Opportunities. The reduction of greenhouse gas emissions, particularly related to carbon dioxide, has been, and we expect will increasingly become a global environmental priority as part of efforts to stem the harmful effects of climate change. There is increasing evidence from a variety of industry studies to indicate that ammonia can play a significant role in making meaningful progress towards this objective. As a result, we are currently evaluating and developing projects that could enable us to become a producer and marketer of blue and green ammonia and other derivative products. Blue ammonia is produced using natural gas and conventional processes but includes an additional stage where the carbon dioxide emissions are captured and permanently stored in deep underground rock formations, resulting in a low carbon emission product that, we believe, can be sold at a premium to agricultural, industrial, mining, power generation and marine customers seeking to reduce their carbon footprint and potentially capitalize on government incentives. Green ammonia is ammonia produced using renewable energy to power electrolyzers that extract hydrogen from water, resulting in zero-carbon production of ammonia, which we believe can also be sold at a premium to a variety of customers and industries around the world.

Ammonia has continued to emerge as one of the more viable alternatives to serve as a hydrogen-based energy source for a variety of applications due to its higher energy density and ease of storage relative to hydrogen gas. Blue and green ammonia can be used as zero carbon fuel in the maritime sector, as a carbon free fertilizer and as a coal substitute in power generation. If ammonia were to be adopted for these and other energy needs globally, some studies have indicated that future demand could increase significantly from current levels of global annual production of ammonia. We believe we are well-positioned to capitalize on this opportunity and become a market leader given our potential to retrofit our existing plants rather than needing to invest entirely in greenfield projects, which we believe can reduce our time to market for this product and also reduce the upfront capital expenditures necessary to enable us to produce this product, thereby enhancing the economic attractiveness for us to such investments.

•

Evaluate and Pursue Organic Capacity Expansion. We are evaluating opportunities across all of our facilities to increase production capacity through the implementation of several potential debottlenecking projects. Our initial calculations suggest that, assuming mid-market pricing assumptions for Tampa ammonia, UAN and natural gas, these projects could potentially represent significant incremental annual profitability.

•

Pursue Acquisitions of Strategic Assets or Companies. We are actively engaged in evaluating and pursuing various opportunities to acquire strategic assets or companies, where we believe those acquisitions will enhance the value of the Company and provide attractive returns. We evaluate assets and companies that can provide us with geographic expansion, extend an existing product line, add one or more new product lines, leverage our existing ammonia production capabilities, or complement our existing business lines, among other accretive opportunities.

Recent Business Developments

Exchange Transaction and Special Common Stock Dividend

On September 27, 2021, we closed a Securities Exchange Transaction (the “Exchange Transaction”) with LSB Funding LLC (the “Holder”), an affiliate of Eldridge, in which we exchanged the shares of Series E and Series F Redeemable Preferred Stock held by the Holder for shares of our common stock. In summary, we exchanged the approximately $310 million liquidation preference of preferred stock held by the Holder into our common stock based on an exchange price of $6.16, which was equal to the 30-day volume weighted average price as of the date of the Exchange Agreement. However, the exchange consideration paid under the Exchange Agreement was reduced by approximately 1.2 million shares, which shares were included in the Special Dividend and received by the Holder. In connection with the transaction, on October 8, 2021, our common stockholders, including the Holder, received the Special Dividend in the form of 0.30 shares of our common stock for every share owned as of the September 24, 2021, the Special Dividend record date. The main benefit of the exchange is that it relieved our Company and our common stockholders from the expensive, compounding burden of the preferred stock dividend, simplifying and creating more flexibility with our capital structure.

Reduced Cost of Capital through Debt Refinancing

The Exchange Transaction discussed above prompted the major credit rating agencies, Moody’s and S&P, to upgrade their credit ratings on our debt, which combined with the favorable credit markets, enabled us to complete a refinancing of our senior notes on significantly improved terms, reducing our cost of capital, bolstering our liquidity and extending the maturity of our debt. More specifically, on October 14, 2021, we closed on an offering of $500 million of senior secured notes due 2028, bearing an interest rate of 6.25%, which we used to redeem our $435 million of 9.625% senior notes that were due to mature in 2023, with the balance being used to enhance the liquidity of our balance sheet and for general corporate purposes. In February and March of 2022, we received additional credit upgrades from S&P and Moody’s, respectively, after which we completed an offering of $200 million of senior secured notes due 2028, bearing an interest rate of 6.25%. The proceeds from this “tack on” offering in combination with the enhanced liquidity we attained through our October 2021 offering along with our current level of strong cash flow provide us with ample capital for use in pursuing and investing in the Key Operating Initiatives summarized above.

Continued Improvement in Product Sales

Selling prices for all of our major products continued to increase during the first quarter of 2022 as compared to the same quarter of 2021 driven by a combination of supply and demand factors. The strong corn prices over the past year have been driven, in part, by a rebound in the production of ethanol, a gasoline additive that represents approximately 40% of total U.S. corn use annually, as miles driven have returned to near pre-pandemic levels. Also supporting the strong corn pricing over the past year has been Chinese demand for corn for use as feed for swine as part of the nation’s efforts to rebuild its swine production in the wake of a virus that dramatically reduced its swine population several years ago. This demand for feed is expected to remain robust as China has moved to large institutional hog farms which consume significant quantities of corn. Globally, corn supplies have been constrained by drought conditions in South America and the Western U.S., which has served to further bolster corn prices. Early forecasts point to U.S. corn acreage to be planted in the 2022-2023 planting season to be approximately 90 million acres, modestly lower than the 2021-2022 estimate of 93.4 million acres, but still at a very healthy level to support strong demand for fertilizers.

In addition to strong corn pricing, which has prompted farmers to increase fertilizer purchases to maximize yields, a series of supply related factors that unfolded over the course of 2021 have served to create a global shortage of ammonia, driving the strong increase in the prices for nitrogen products that has persisted into 2022. Constraints to ammonia production began in February 2021 as winter storm Uri and the resultant severe cold weather experienced in many areas of the U.S. caused many nitrogen producers to idle their plants resulting in a tightening in the supply of nitrogen products headed into the spring planting season. Constraining supply further, during the third quarter of 2021 a number of ammonia facilities underwent turnarounds that were originally scheduled for third quarter of 2020 but were postponed due to the COVID-19 pandemic. Additionally, in late August, Hurricane Ida, a Category 4 storm caused production along the U.S. Gulf coast to be shut down for a period of time, further reducing production.

Also supporting the strength in fertilizer prices has been the significant increase in the cost of natural gas, the primary feedstock for production of ammonia, which has prompted various producers to cease operations of some facilities, particularly in Europe where natural gas prices had surged to more than $30 per MMBtu by late 2021, and through the first quarter of 2022 averaged $33 per MMBtu, rendering some ammonia plants uneconomical to operate. The resultant decrease in global production of ammonia has fueled further strength in nitrogen-based fertilizer prices, which have thus far materially outstripped the impact to production costs of rising natural gas prices in the U.S. The factors discussed above have led to continued strong pricing into the first quarter of 2022, which we expect to support continued favorable pricing levels over the balance of the year. These factors combined to serve as the foundation for the global ammonia market dynamic that our industry is now experiencing thus far in 2022, in which demand exceeds available supply.

Further contributing to increased fertilizer prices has been the impact of the Russian invasion of Ukraine. Ukraine is one of the world’s largest exporters of corn and the current unstable geopolitical situation is expected to disrupt the nation’s corn production and exports in 2022 and 2023; a concern that appears to be reflected in corn futures prices which currently sit at their highest prices in recent years. With respect to global nitrogen supply, Russia has historically been one of the top exporters of ammonia worldwide. Current economic sanctions against Russia by numerous countries around the world have further reduced the supply of ammonia flowing into the global fertilizer market, resulting in rising prices. Finally, the war in Ukraine has resulted in continued high prices for natural gas in Europe, which imports more than 40% of its gas from Russia, making ammonia production even more uneconomical for European ammonia producers. On top of the dynamics already resulting in elevated nitrogen prices entering 2022, Russia’s aggression toward Ukraine is likely to have impacts on the global ammonia market far beyond when the conflict ends.

As for our industrial products, selling prices have increased as the supply of ammonia remains tight due to the aforementioned factors. As a result, the Tampa Ammonia benchmark price remains at record high levels, which has translated into higher selling prices for our products as many of our industrial contracts are indexed to this benchmark price. Demand trends for the industrial products we sell, primarily nitric acid and ammonia, have remained robust despite disruptions to certain end markets, such as auto manufacturing which has been constrained due to a shortage of microprocessors, as activity in other markets, such as homebuilding and power generation has remained strong. In addition, our sales of nitric acid increased steadily throughout 2021 pursuant to the new long-term nitric acid supply contract discussed above. Demand for our products from mining end-markets continues to improve as quarry and construction activity has been elevated due to robust levels of residential, commercial and civil infrastructure buildout along with strong demand for precious metals, including expectations for rising copper production to support the growing domestic production of electric vehicles.

See a more detailed discussion below under “Key Industry Factors.”

Key Industry Factors

Supply and Demand

Fertilizer

The price at which our fertilizer products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports. Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics, including the impact from the Phase 1 trade agreement between the U.S. and China. These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

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

The March 2022 USDA annual Prospective Planting report currently indicates farmers intend to plant 89.5 million acres of corn in 2022, down 4% from 2021, and certain industry sources maintain an estimate of approximately 90 million corn acres. In addition, the USDA estimates the U.S. ending stocks for the 2022 Crop as noted in the table below, will be approximately 37 million metric tons, a 16.6% increase from the 2021 Crop. The UDSA also is estimating a record yield for the 2022 Crop, up approximately 3.3% from a year ago.

The following April 2022 estimates are associated with the corn market:

	2022 Crop	2021 Crop		2020 Crop
	(2021 Harvest)	(2020 Harvest)	Percentage	(2019 Harvest)	Percentage
	April Report (1)	April Report (1)	Change (2)	April Report (1)	Change (3)
U.S. Area Planted (Million acres)	93.4	90.7	3.0%	89.7	4.1%
U.S. Yield per Acre (Bushels)	177.0	171.4	3.3%	167.5	5.7%
U.S. Production (Million bushels)	15,115	14,111	7.1%	13,620	11.0%
U.S. Ending Stocks (Million metric tons)	36.6	31.4	16.6%	48.8	(25.0%)
World Ending Stocks (Million metric tons)	305.5	292.2	4.6%	306.4	(0.3%)

1.

Information obtained from WASDE reports dated April 12, 2022 (“April Report”) for the 2021/2022 (“2022 Crop”), 2020/2021 (“2021 Crop”) and 2019/2020 (“2020 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.

2.	Represents the percentage change between the 2022 Crop amounts compared to the 2021 Crop amounts.
3.	Represents the percentage change between the 2022 Crop amounts compared to the 2020 Crop amounts.

The current USDA corn outlook for the U.S. did not change production, food, seed and industrial use and unchanged ending stocks. Domestic corn demand to produce ethanol has rebounded to pre-pandemic levels as the continued roll-out of vaccines has allowed for the re-opening of the vast majority of the U.S. economy, promoting increased mobility and a return to historical levels of gasoline consumption. Most gasoline has 10% ethanol content. The Biden administration announced the Environmental Protection Agency would issue an emergency waiver from the Clean Air Act that will permit the sale of gasoline that is 15 percent ethanol, 5 percent more than the typical blend, from June 1 to Sept. 15. Ethanol is commonly made from corn and ethanol production is the largest user of U.S. corn, currently representing approximately 40% of total U.S. corn demand.

Industrial and Mining Products

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

Our mining products are LDAN and AN solution, which are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining, and to a lesser extent, for coal. Demand for our products from mining end-markets continues to improve as quarry and construction activity has been elevated due to robust levels of residential, commercial and civil infrastructure buildout along with strong demand for precious metals, including expectations for rising copper production to support the growing domestic production of electric vehicles.

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

The following table shows the volume of natural gas we purchased and the average cost per MMBtu:

	Three Months Ended
	March 31,
	2022	2021
Natural gas volumes (MMBtu in millions)	7.2	6.9

Natural gas average cost per MMBtu	$4.74	$3.15

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price. We continue to evaluate the recent rising costs of freight domestically. As a result of increases in demand for available rail, truck and barge options to transport product, primarily during the spring and fall planting seasons, higher transportation costs have and could continue to impact our margins, if we were unable to fully pass through these costs to our customers. Additionally, continued truck driver shortages could impact our ability to fulfill customer demand. As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

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

Our Cherokee Facility is currently on a three-year ammonia plant Turnaround cycle completing with the next ammonia plant Turnaround planned in the third quarter of 2024.

Our El Dorado and Pryor Facilities are both currently scheduled for their next ammonia plant Turnarounds during the third quarter of 2022. Following those Turnarounds, they will be on a three-year and two-year ammonia plant Turnaround cycle, respectively.

Ammonia Production

Ammonia is the basic product used to produce all of our upgraded products. The ammonia production rates of our plants affect the total cost per ton of each product produced and the overall sales of our products.

For 2022, we are targeting total ammonia production of approximately 770,000 tons to 790,000 tons despite Turnarounds at our Pryor and El Dorado Facilities, which will lower ammonia production during the third quarter by approximately 55,000 to 65,000 tons.

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

Consolidated Results of the First Quarter of 2022

Our consolidated net sales for the first quarter of 2022 were $199.0 million compared to $98.1 million for the same period in 2021. Our consolidated operating income for the first quarter of 2022 was $80.0 million compared to an operating loss of $0.5 million for the same period in 2021. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the First Quarter

Selling Prices

For the first quarter of 2022, average selling prices for our key products increased approximately 85% to more than 200% compared to the first quarter of 2021. As discussed above under “Recent Business Developments,” increased demand, higher corn prices and tighter supplies of nitrogen products contributed to the improved pricing.

For the first quarter of 2022, average industrial selling prices for most of our products were also higher compared to the same period of 2021, primarily driven by the $858 per metric ton increase in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Settlement of Natural Gas Contracts

During the first quarter of 2021, we settled all of our natural gas forward contracts and certain volume purchase commitments and recognized a realized gain of approximately $6.8 million, which was classified as a reduction to cost of sales. As a result of the settlement of these natural gas contracts, we were able to significantly mitigate the impact from lost production, lost sales and higher costs resulting from the impact of the natural gas shortage caused by the February 2021 cold weather event.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table contains certain financial information:

	Three Months Ended
	March 31,			Percentage
	2022	2021	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$71,800	$49,837	21,963	44%
Urea ammonium nitrate (UAN)	56,569	17,638	38,931	221%
Ammonia	59,342	21,165	38,177	180%
Other	11,270	9,476	1,794	19%
Total net sales	$198,981	$98,116	$100,865	103%

Gross profit:
Adjusted gross profit (1)	110,418	24,939	85,479	343%
Depreciation and amortization (2)	(17,157)	(16,739)	(418)	2%
Turnaround expense	(2,531)	(140)	(2,391)
Total gross profit	90,730	8,060	82,670
Selling, general and administrative expense	10,935	8,793	2,142	24%
Other income, net	(176)	(263)	87
Operating income (loss)	79,971	(470)	80,441
Interest expense, net	9,955	12,372	(2,417)	(20)%
Non-operating other expense, net	135	395	(260)
Provision for income taxes	11,115	42	11,073
Net income (loss)	$58,766	$(13,279)	$72,045	543%

Other information:
Gross profit percentage (3)	45.6%	8.2%	37.4%
Adjusted gross profit percentage (3)	55.5%	25.4%	30.1%
Property, plant and equipment expenditures	$8,254	$6,133	$2,121	35%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

	Three Months Ended
	March 31,			Percentage
Product (tons sold)	2022	2021	Change	Change
AN & Nitric Acid	144,517	186,282	(41,765)	(22)%
Urea ammonium nitrate (UAN)	100,153	109,243	(9,090)	(8)%
Ammonia	60,725	65,247	(4,522)	(7)%
Total	305,395	360,772	(55,377)	(15)%

	Three Months Ended
	March 31,			Percentage
Gross Average Selling Prices (price per ton)	2022	2021	Change	Change
AN & Nitric Acid	$497	$268	$229	85%
Urea ammonium nitrate (UAN)	$565	$161	$404	251%
Ammonia	$977	$324	$653	202%

	Three Months Ended
	March 31,			Percentage
	2022	2021	Change	Change
Average Benchmark Prices (price per ton)
Tampa Ammonia Benchmark	$1,206	$348	$858	247%
UAN Southern Plains	$595	$241	$354	147%

Net Sales

Net sales of our primary products increased during the first quarter of 2022 compared to the prior year period driven by stronger pricing for all of our products. Partially offsetting the benefit of stronger pricing was lower sales volumes for fertilizer products including UAN, AN and ammonia caused by wet weather delaying the planting season. AN sales were also impacted by a shift in product mix as we optimize our sales of nitric acid. Historically, we have built inventory of HDAN used for fertilizer in the second half of the year, to sell in season, during the first six months of the following year. Due to a shift in product mix to nitric acid volumes beginning in the first quarter of 2021, which are more ratable, we did not have significant inventory build of AN over the latter half of 2021 to sell during the fertilizer season in 2022.

Demand for our industrial and mining products has been strong as quarry and construction activity has been elevated due to robust levels of residential, commercial and civil infrastructure buildout along with strong demand for precious metals, including expectations for rising copper production to support the growing domestic production of electric vehicles. Also, certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas increases, the pricing for these products increase accordingly.

Gross Profit

As noted in the table above, we recognized a gross profit of $90.7 million for the first quarter of 2022 compared $8.1 million for the same period in 2022, or an $82.6 million improvement. Overall, our gross profit percentage was 45.6% compared to 8.2% for the same period in 2021. Our adjusted gross profit percentage increased to 55.5% for the first quarter of 2022 from 25.4% for the first quarter of 2021.

The increase in gross profit was primarily driven by higher sales prices for our products partially offset by lower volumes of our agricultural products. Also, during the first quarter of 2021 gross profit was negatively impact by the February 2021 weather disruption, winter storm Uri. The improvement in gross profit was also partially offset by overall higher average natural gas costs, which averaged $4.74 per MMBtu for 2022 as compared to $3.15 per MMBtu for 2021.

Selling, General and Administrative

Our SG&A expenses were $10.9 million for the first quarter of 2022, an increase of $2.1 million compared to the same period in 2021. The net increase was primarily driven by approximately $2.2 million of expense relating to nonrecurring transaction fees partially offset by lower long-term and short-term incentive compensation incentives.

Interest Expense

Interest expense for the first quarter of 2022 was $10.0 million compared to $12.4 million for the same period of 2021. The decrease relates primarily to lower interest expense incurred from the new senior secured notes held during the first quarter of 2022 which carry an interest rate of 6.25% compared to the same period in 2021 which the old senior secured notes interest rate was 9.625%.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2022 was $11.1 million and was minimal for the same period in 2021. The resulting effective tax rate for the first quarter of 2022 was 15.9%. For the first quarters of 2022 and 2021, the effective tax rate is less than the statutory rate primarily due to the impact of the valuation allowance. Also see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the three months ended March 31:

	2022	2021	Change
	(In Thousands)
Net cash flows from operating activities	$85,492	$12,711	$72,781

Net cash flows from investing activities	$(97,514)	$(5,935)	$(91,579)

Net cash flows from financing activities	$184,177	$(8,808)	$192,985

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $85.5 million for first quarter of 2022 compared to $12.7 million for the same period of 2021, a change of $72.8 million.

For the first quarter of 2022, the net cash provided is the result of a net income of $58.8 million plus adjustments of $17.2 million for depreciation and amortization of PP&E, $10.8 million for deferred taxes and other adjustments of $1.7 million and net cash used of $3.0 million primarily from our working capital.

For the first quarter of 2021, the net cash provided is the result of a net loss of $13.3 million plus adjustments of $16.8 million for depreciation and amortization of PP&E less other adjustments of $0.4 million and net cash provided of $9.6 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $97.5 million for the first quarter 2022 compared to $5.9 million for the same period of 2021, a change of $91.6 million.

For the first quarters of 2022, the net cash used primarily relates purchases of short-term investments of $89.3 million and expenditures for PP&E.

For the first quarter of 2021, the net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $184.2 million for the first quarter of 2022 compared to net cash used of $8.8 million for the same period of 2021, a change of $193.0 million.

For the first quarter of 2022, the net cash provided primarily consists of proceeds of $200 million from the New Notes partially offset by payments on other long-term debt and short-term financing of $9.7 million, payments of $4.1 million for equity and debt-related cost and $2.0 million for other financing activities.

For the first quarter of 2021, the net cash used primarily consists of payments on other long-term debt and short-term financing.

Capitalization

The following is our total current cash, long-term debt and stockholders’ equity:

	March 31,	December 31,
	2022	2021
	(In Millions)
Cash and cash equivalents	$254.3	$82.1
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2028 (1)	700.0	500.0
Secured Financing due 2023	6.9	7.7
Secured Financing due 2025	23.2	24.0
Secured Loan Agreement due 2025	—	5.3
Other	0.3	0.3
Unamortized discount and debt issuance costs	(13.9)	(9.7)
Total long-term debt, including current portion, net	$716.5	$527.6
Total stockholders' equity	$518.2	$460.5
(1)	See discussion contained in Note 4.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million. As of March 31, 2022, our Working Capital Revolver Loan was undrawn and had approximately $62.4 million of availability.

For the full year of 2022, we expect capital expenditures to be approximately $65 million, which includes approximately $15 million for margin enhancement projects. The remaining capital spending is planned for reliability and maintenance capital projects.

We believe that the combination of our cash on hand, the availability on our revolving credit facility, and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed below in Note 5, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of March 31, 2022, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB has $700 million aggregate principal amount of the 6.25% Senior Secured Notes currently outstanding, including the $200 million associated with the New Notes as discussed in footnote (B) of Note 5. Interest is to be paid semiannually on May 15th and October 15th, maturing October 15, 2028. As a result of the financing transactions, our interest expense has increased and is expected to increase compared to 2021. The proceeds from the issuance of the New Notes were used to pay related transaction expenses, with the remainder intended to be used to pursue strategic acquisition opportunities, to fund organic growth, and for general corporate purposes.

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

Working Capital Revolver Loan – At March 31, 2022, our Working Capital Revolver Loan was undrawn and had approximately $62.4 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Capital Expenditures – First Quarter of 2022

For the first quarter of 2022, capital expenditures relating to PP&E were $8.3 million. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were minimal during the first quarter of 2022 in connection with environmental projects. For the remainder of 2022, we expect to incur expenses ranging from $0.7 million to $0.9 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

Seasonality

We believe fertilizer products sold to the fertilizer industry are seasonal, while sales into the industrial and mining sectors generally are less susceptible to seasonal fluctuations. The selling seasons for fertilizer products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets where we distribute the majority of our fertilizer products. As a result, we typically increase our inventory of fertilizer products prior to the beginning of each planting season in order to meet the demand for our products. In addition, the amount and timing of sales to the fertilizer markets depend upon weather conditions and other circumstances beyond our control.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of March 31, 2022, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. These insurance bonds are expected to expire or be renewed later in 2022.

New Accounting Pronouncements

Refer to Note 1 for recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2021 Form 10-K. In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters, including matters discussed under footnote A of Note 5.

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

It is also reasonably possible that the estimates and assumptions utilized as of March 31, 2022 could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At March 31, 2022, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At March 31, 2022, we had no outstanding natural gas contracts.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility. As of March 31, 2022, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2022. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022, at the reasonable assurance level.

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

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in the ownership percentage of Eldridge and its affiliate, LSB Funding, resulting in them no longer holding a majority of our outstanding common stock;
•	changes associated with the COVID-19 pandemic and governmental and related responses;
•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;

•	material changes in interest rates;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, including environmental regulations, or in the interpretation of such;
•	changes in laws, regulations or other issues related to climate change;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of natural gas and certain precious metals;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	changes in operating strategy or development plans;
•	our inability to adequately evaluate potential acquisitions of strategic assets or companies;
•	an inability to fund the working capital and expansion of our businesses;
•	our inability to improve our capital structure and overall cost of capital;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	adverse effects from regulatory policies, including tariffs;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products; and
•	other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2021, as amended by the Form 10-K/A filed on March 25, 2022.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The novel coronavirus disease of 2019.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Eldridge	-	Eldridge Industries, LLC, an affiliate of LSB Funding

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EUC	-	Environmental Use Control.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Holder	-	LSB Funding L.L.C., the holder of all of the shares of the Series E and Series F Redeemable Preferred.

Indenture	-	The agreement governing the 6.25% senior secured notes.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Notes	-	The senior secured notes issued March 8, 2022 with an interest rate of 6.25%, which mature in October 2028.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The senior secured notes issued on October 14, 2021 with an interest rate of 6.25%, which mature in October 2028.

NPDES	-	National Pollutant Discharge Elimination System.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PAR	-	Permit Appeal Resolution.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of LSB Funding L.L.C. which matures in August 2025.

Senior Secured Notes	-	The Notes and New Notes, taken together due on October 15, 2028 with a stated interest rate of 6.25%.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

U.S. GAAP	-	U.S. Generally Accepted Accounting Principles.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2020 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2019 and ended in 2020 and primarily relates to corn planted and harvested in 2019.

2021 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2020 and ended in 2021 and primarily relates to corn planted and harvested in 2020.

2022 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2021 and will end in 2022 and primarily relates to corn planted and harvested in 2021.

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

Item 1A. Risk Factors

The information reported under this Item is not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 35.

Index to Exhibits Item 6.

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

10.1

Consent and Fifth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 2, 2022, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors.

Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2022

31.1	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)	Filed herewith
(b)	Furnished herewith
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 4th day of May 2022.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)