Form 10-Q
period 2022-06-30
LSB INDUSTRIES, INC.
filed 2022-07-28
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐  Yes    ☒  No

The number of shares outstanding of the Registrant's common stock was 88,851,277 shares as of July 22, 2022.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2022 is unaudited)

	June 30,	December 31,
	2022	2021
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$125,231	$82,144
Short-term investments	325,566	—
Accounts receivable	97,406	86,902
Allowance for doubtful accounts	(652)	(474)
Accounts receivable, net	96,754	86,428
Inventories:
Finished goods	34,144	14,688
Raw materials	1,831	1,895
Total inventories	35,975	16,583
Supplies, prepaid items and other:
Prepaid insurance	6,174	14,244
Precious metals	13,929	14,945
Supplies	27,263	26,558
Other	7,134	2,234
Total supplies, prepaid items and other	54,500	57,981
Total current assets	638,026	243,136

Property, plant and equipment, net	839,411	858,480

Other assets:
Operating lease assets	27,056	27,317
Intangible and other assets, net	3,221	3,907
	30,277	31,224

	$1,507,714	$1,132,840

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2022 is unaudited)

	June 30,	December 31,
	2022	2021
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$69,308	$49,458
Short-term financing	5,682	12,716
Accrued and other liabilities	31,325	33,301
Current portion of long-term debt	10,977	9,454
Total current liabilities	117,292	104,929

Long-term debt, net	704,427	518,190

Noncurrent operating lease liabilities	18,681	19,568

Other noncurrent accrued and other liabilities	523	3,030

Deferred income taxes	57,232	26,633

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $.10 par value; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	495,330	493,161
Retained earnings (accumulated deficit)	130,910	(31,255)
	635,357	471,023
Less treasury stock, at cost:
Common stock, 2.3 million shares (1.4 million shares at December 31, 2021)	25,798	10,533
Total stockholders' equity	609,559	460,490
	$1,507,714	$1,132,840

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Amounts)
Net sales	$284,803	$140,696	$483,784	$238,812
Cost of sales	141,879	105,688	250,130	195,744
Gross profit	142,924	35,008	233,654	43,068

Selling, general and administrative expense	9,638	8,545	20,573	17,338
Other expense (income), net	628	6	452	(257)
Operating income	132,658	26,457	212,629	25,987

Interest expense, net	12,307	12,290	22,262	24,662
Loss (gain) on extinguishment of debt	—	(10,000)	113	(10,000)
Non-operating other expense (income), net	(3,430)	745	(3,408)	1,140
Income before provision (benefit) for income taxes	123,781	23,422	193,662	10,185
Provision (benefit) for income taxes	20,382	(248)	31,497	(206)
Net income	103,399	23,670	162,165	10,391

Dividends on convertible preferred stocks	—	75	—	150
Dividends on Series E redeemable preferred stock	—	10,213	—	19,724
Accretion of Series E redeemable preferred stock	—	513	—	1,024
Net income attributable to participating securities	—	223	—	—
Net income (loss) attributable to common stockholders	$103,399	$12,646	$162,165	$(10,507)

Income (loss) per common share:
Basic:
Net income (loss)	$1.17	$0.34	$1.84	$(0.28)

Diluted:
Net income (loss)	$1.15	$0.32	$1.81	$(0.28)

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2021	91,168	(1,375)	$—	$9,117	$493,161	$(31,255)	$(10,533)	$460,490
Net income						58,766		58,766
Stock-based compensation					803			803
Other		(229)					(1,871)	(1,871)
Balance at March 31, 2022	91,168	(1,604)	—	9,117	493,964	27,511	(12,404)	518,188
Net income						103,399		103,399
Stock-based compensation					1,366			1,366
Purchase of common stock		(713)					(13,394)	(13,394)
Balance at June 30, 2022	91,168	(2,317)	$—	$9,117	$495,330	$130,910	$(25,798)	$609,559

Balance at December 31, 2020	39,926	(2,075)	$3,000	$3,993	$197,350	$(41,487)	$(13,213)	$149,643
Net loss						(13,279)		(13,279)
Dividend accrued on redeemable preferred stock						(9,511)		(9,511)
Accretion of redeemable preferred stock						(511)		(511)
Stock-based compensation					713			713
Issuance of restricted stock	250	835		25	(5,335)		5,310	—
Other		(5)					(18)	(18)
Balance at March 31, 2021	40,176	(1,245)	3,000	4,018	192,728	(64,788)	(7,921)	127,037
Net income						23,670		23,670
Dividend accrued on redeemable preferred stock						(10,213)		(10,213)
Accretion of redeemable preferred stock						(513)		(513)
Stock-based compensation					1,062			1,062
Issuance of unrestricted stock	80	267		8	(1,708)		1,700	—
Other		(5)					(28)	(28)
Balance at June 30, 2021	40,256	(983)	$3,000	$4,026	$192,082	$(51,844)	$(6,249)	$141,015

See accompanying notes condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
	(In Thousands)
Cash flows from operating activities
Net income	$162,165	$10,391
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	30,600	256
Loss (gain) on extinguishment of debt	113	(10,000)
Depreciation and amortization of property, plant and equipment	33,883	33,725
Amortization of intangible and other assets	621	629
Other	1,318	1,749
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(8,631)	(23,369)
Inventories	(19,392)	5,535
Prepaid insurance	8,070	6,633
Accounts payable	20,974	3,627
Accrued interest	(1,008)	(20)
Other assets and other liabilities	(7,900)	1,425
Net cash provided by operating activities	220,813	30,581

Cash flows from investing activities
Expenditures for property, plant and equipment	(16,431)	(14,849)
Purchases of short-term investments	(325,566)	-
Other investing activities	63	300
Net cash used by investing activities	(341,934)	(14,549)

Cash flows from financing activities
Proceeds from revolving debt facility	—	12,000
Payments on revolving debt facility	—	(12,000)
Net proceeds from 6.25% senior secured notes	200,000	—
Payments on other long-term debt	(8,907)	(5,520)
Payments on short-term financing	(7,034)	(9,060)
Payments of debt-related costs, including extinguishment costs	(4,454)	—
Acquisition of treasury stock	(15,264)	(46)
Other financing activities	(133)	(45)
Net cash provided (used) by financing activities	164,208	(14,671)

Net increase in cash and cash equivalents	43,087	1,361

Cash and cash equivalents at beginning of period	82,144	16,264
Cash and cash equivalents at end of period	$125,231	$17,625

See accompanying notes condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of LSB Industries, Inc. (“LSB”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, as amended by the Form 10-K/A filed on March 25, 2022 (“2021 Form 10-K”). The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2022 and 2021 and the Company’s financial position as of June 30, 2022.

Basis of Consolidation – LSB and its subsidiaries (the “Company,” “we,” “us,” or “our”) are consolidated in the accompanying condensed consolidated financial statements. LSB is a holding company with no significant operations or assets other than cash, cash equivalents and investments in its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior period amounts reported in our consolidated financial statements and notes thereto have been reclassified to conform to current period presentation, including all share and per share information relating to the stock split in the form of a stock dividend on October 8, 2021.

Nature of Business – We are engaged in the manufacture and sale of chemical products. The chemical products we primarily manufacture, market and sell are ammonia, fertilizer grade AN (“HDAN”) and UAN for agricultural applications, high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide and diesel exhaust fluid for industrial applications and industrial grade AN (“LDAN”) and solutions for the mining industry. We manufacture and distribute our products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of a global chemical company in Baytown, Texas.

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

Stock Repurchase Program – During May 2022, our Board authorized a stock repurchase program. Under the repurchase program, we may repurchase up to $50 million of our outstanding common stock through the duration of the authorization. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate LSB Industries to purchase any particular number of shares. During the second quarter of 2022, we repurchased approximately 0.7 million shares at an average cost of approximately $18 per share.

Short-Term Investments - Investments, which consist of U.S. treasury bills with an original maturity up to and less than 52 weeks, were considered short-term investments. These investments are carried at cost which approximated fair value.

Contingencies – Certain conditions may exist which may result in a loss, but which will only be resolved when future events occur. We and our legal counsel assess such contingent liabilities and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, we would accrue for such contingent losses when such losses can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term. In addition, we recognize contingent gains when such gains are realized or when the contingencies have been resolved (generally at the time a settlement has been reached).

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

Recently Issued Accounting Pronouncements

ASU 2020-06 - In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40). This ASU addresses the complexity associated with applying GAAP to certain financial instruments with characteristics of liabilities and equity. The ASU includes amendments to the guidance on convertible instruments and the derivative scope exception for contracts in an entity’s own equity and simplifies the accounting for convertible instruments which include beneficial conversion features or cash conversion features by removing certain separation models. Additionally, the ASU requires entities to use the “if-converted” method when calculating diluted earnings per share for convertible instruments. This ASU will be effective for us on January 1, 2024; however, early adoption was permitted beginning January 1, 2021. We no longer believe this ASU is applicable to our consolidated financial statements and related disclosures. We will continue to evaluate this ASU if our financial instruments change.

ASU 2020-04 – In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR that are expected to be discontinued. This ASU provides exceptions and optional expedients for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or other reference rates to be discontinued as a result of reference rate reform. They do not apply to modifications made or hedges entered into or evaluated after December 31, 2022, unless the hedging relationships existed as of that date and optional expedients for them were elected and retained through the end of the hedging relationship. This ASU became effective upon issuance. We evaluated the effect of this ASU on our contracts and debt agreement that include LIBOR rates and concluded any impact is not expected to be material.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Income (Loss) Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$103,399	$23,670	$162,165	$10,391
Adjustments for basic income (loss) per common share:
Dividend requirements on Series E Redeemable Preferred	—	(10,213)	—	(19,724)
Dividend requirements on Series B Preferred	—	(60)	—	(120)
Dividend requirements on Series D Preferred	—	(15)	—	(30)
Accretion of Series E Redeemable Preferred	—	(513)	—	(1,024)
Net income attributable to participating securities	—	(223)	—	—
Numerator for basic net income (loss) per common share - net income (loss) attributable to common stockholders	$103,399	$12,646	$162,165	$(10,507)
Dividends on Series B and Series D Preferred assumed to be converted, if dilutive	—	75	—	—
Numerator for diluted net income (loss) per common share	$103,399	$12,721	$162,165	$(10,507)

Denominator:
Denominator for basic net income (loss) per common share - adjusted weighted-average shares (1)	88,181	37,031	88,301	37,162
Effect of dilutive securities:
Convertible preferred stocks	—	1,192	—	—
Unvested restricted stock and stock units	1,383	964	1,364	—
Dilutive potential common shares	1,383	2,156	1,364	—
Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	89,564	39,187	89,665	37,162

Basic net income (loss) per common share	$1.17	$0.34	$1.84	$(0.28)

Diluted net income (loss) per common share	$1.15	$0.32	$1.81	$(0.28)

(1)	Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Restricted stock and stock units	82,072	—	41,037	2,142,335
Convertible preferred stocks	—	—	—	1,191,666
Series E Redeemable Preferred - embedded derivative	—	303,646	—	303,646
Stock options	13,000	81,274	13,000	94,390
	95,072	384,920	54,037	3,732,037

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Current and Noncurrent Accrued and Other Liabilities

	June 30,	December 31,
	2022	2021
	(In Thousands)
Current portion of operating lease liabilities	$8,382	$7,755
Accrued interest	7,390	8,397
Accrued payroll and benefits	6,951	9,794
Accrued death and other executive benefits	2,502	2,514
Accrued health and worker compensation insurance claims	1,105	1,272
Other	5,518	6,599
	31,848	36,331
Less noncurrent portion	523	3,030
Current portion of accrued and other liabilities	$31,325	$33,301

4. Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
	2022	2021
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 5.25% (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	700,000	500,000
Secured Financing due 2023, with an interest rate of 8.32% (C)	6,110	7,712
Secured Financing due 2025, with an interest rate of 8.75% (D)	22,063	23,987
Secured Loan Agreement due 2025 (E)	—	5,328
Other	629	339
Unamortized discount, net of premium and debt issuance costs	(13,398)	(9,722)
	715,404	527,644
Less current portion of long-term debt	10,977	9,454
Long-term debt due after one year, net	$704,427	$518,190

(A) Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount as of June 30, 2022, was $1.6 million, which reduces the available for borrowing under the Working Capital Revolver Loan. At June 30, 2022, our available borrowings under our Working Capital Revolver Loan were approximately $63.4 million, based on our eligible collateral, less outstanding letters of credit and loan balance. The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024. Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million. The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

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

5.  Commitments and Contingencies

Outstanding Natural Gas Purchase Commitments – At June 30, 2022, certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market. These contracts included volume purchase commitments with fixed costs of approximately 11.5 million MMBtus of natural gas and 22.9 million MMBtus of locked basis differential. Further, the natural gas contracts extend through December 2023 at a weighted-average cost of $6.44 per MMBtu ($73.8 million) and a weighted-average market value of $5.17 per MMBtu ($59.2 million).

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Commitments and Contingencies (continued)

There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. The Environmental and Health Laws and related enforcement policies have in the past resulted and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of its chemical products. Further, a number of our facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our financial condition.

Historically, significant capital expenditures have been incurred by our subsidiaries in order to comply with the Environmental and Health Laws and significant capital expenditures are expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our facilities should we discontinue the operations of a facility.

As of June 30, 2022, our accrued liabilities for environmental matters totaled approximately $0.5 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

In 2017, the Pryor Chemical Company (“PCC”) filed a Permit Renewal Application for its Non-Hazardous Injection Well Permit at the Pryor Facility. Although the Injection Well Permit expired in 2018, PCC continues to operate the injection well pending the Oklahoma Department of Environmental Quality (“ODEQ”) action on the Permit Renewal Application. Since that time, PCC and ODEQ engaged in ongoing discussions related to the renewal of the injection well to address the wastewater stream. In 2022, ODEQ responded to the application in the form of an information request. PCC is currently corresponding with ODEQ general council regarding the well integrity and appropriate methods for establishing injection pressure in order to respond.

In 2006, the El Dorado Facility entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The CAO required EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan.

The risk assessment was submitted in 2007. In 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established as of June 30, 2022, in connection with this ADEQ matter.

2. Other Environmental Matters

In 2002, certain of our subsidiaries sold substantially all of their operating assets relating to a Kansas chemical facility (the “Hallowell Facility”) but retained ownership of the real property where the facility is located. Our subsidiary retained the obligation to be responsible for and perform the activities under, a previously executed consent order to investigate the surface and subsurface contamination at the real property, develop a corrective action strategy based on the investigation and implement such strategy. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.  Commitments and Contingencies (continued)

The final remedy, including the EUC, the finalization of the cost estimates and any required financial assurances remains under discussion with the KDHE. Pending the results from our discussions regarding the final remedy, we continue to accrue our allocable portion of costs primarily for the additional testing, monitoring and risk assessments that could be reasonably estimated, which amount is included in our accrued liabilities for environmental matters discussed above. The estimated amount is not discounted to its present value. As more information becomes available, our estimated accrual will be refined, as necessary.

B. Other Pending, Threatened or Settled Litigation

In 2013, an explosion and fire occurred at the West Fertilizer Co. (“West Fertilizer”) located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer was a customer of EDC and purchased AN from EDC from time to time. LSB and EDC received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing LSB and EDC that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion.  Initial lawsuits filed named West Fertilizer and another supplier of AN as defendants.

In 2014, EDC and LSB were named as defendants, together with other AN manufacturers and brokers that arranged the transport and delivery of AN to West Fertilizer, in the case styled City of West, Texas vs. CF Industries, Inc., et al., in the District Court of McLennan County, Texas. The plaintiffs allege, among other things, that LSB and EDC were negligent in the production and marketing of fertilizer products sold to West Fertilizer, resulting in death, personal injury and property damage. EDC retained a firm specializing in cause and origin investigations with particular experience with fertilizer facilities, to assist EDC in its own investigation. LSB and EDC placed its liability insurance carrier on notice and the carrier is handling the defense for LSB and EDC concerning this matter.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion. While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion. We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter. As of June 30, 2022, no liability reserve has been established in connection with this matter.

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

LSB and EDA are pursuing the recovery of any damage or loss caused by Global’s work performed through their contract with Leidos at our El Dorado Facility. In March 2016, EDC and LSB were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., in the Circuit court of Union County, Arkansas, wherein Global sought damages under breach of contract and other claims. At the time of the summons, our accounts payable included invoices totaling approximately $3.5 million related to the claims asserted by Global, but such invoices were not approved by Leidos for payment. We have requested indemnification from Leidos under the terms of our contracts, which they have denied. As a result, we are seeking reimbursement of legal expenses from Leidos under our contracts. We also seek damages from Leidos for their wrongdoing during the expansion, including breach of contract, fraud, professional negligence and gross negligence.

During 2018, the court bifurcated the case into: (1) Global’s claims against Leidos and LSB and (2) the cross-claims between Leidos and LSB. Part (1) of the case was tried in the court. In March 2020, the court rendered an interim judgment and issued its final judgment in April 2020. In summary, the judgment awarded Global (i) approximately $7.4 million (including the $3.5 million discussed above) for labor, service and materials furnished relating to the Ammonia Plant, (ii) approximately $1.3 million for prejudgment interest and (iii) a claim of lien on certain property and the foreclosure of the lien to satisfy these obligations. In addition, post-judgment interest will accrue at the annual rate of 4.25% until paid. This judgement was accrued for at the time of the ruling.

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

No liability was established at June 30, 2022 or December 31, 2021, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

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

6.  Derivatives, Hedges and Financial Instruments

Natural Gas Contracts

Periodically, we entered into certain forward natural gas contracts, which are accounted for on a mark-to-market basis. We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments. At June 30, 2022 and December 31, 2021, we had no outstanding natural gas contracts. When present the valuations of the natural gas contracts are classified as Level 2.

For the three months ended June 30, 2021 we had no outstanding natural gas contracts. For the six months ended June 30, 2021, we recognized a gain of $2.7 million (includes a realized gain of $1.5 million), all of which was recognized in the first quarter. The gain is classified as a reduction of cost of sales.

Financial Instruments

At June 30, 2022 and December 31, 2021, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes included in the table below. The carrying value of our Senior Secured Notes approximates fair value and is classified as a Level 2 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	June 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$700	$627	$500	$516
(1)	Based on a quoted price of 89.50 at June 30, 2022 and 103.25 at December 31, 2021.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

Provision (benefit) for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	605	(175)	897	(462)
Total Current	$605	$(175)	$897	$(462)

Deferred:
Federal	$19,294	$(57)	$30,679	$(136)
State	483	(16)	(79)	392
Total Deferred	$19,777	$(73)	$30,600	$256
Provision for income taxes	$20,382	$(248)	$31,497	$(206)

For the three and six months ended June 30, 2022 and 2021, the current provision (benefit) for state income taxes shown above includes regular state income tax, provisions for uncertain state income tax positions, the impact of state tax law changes and other similar adjustments.

Our estimated annual effective rate for 2022 includes the impact of permanent tax differences, limits on deductible compensation, valuation allowances and other permanent items.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results. Based on our analysis, we currently believe that it is more-likely-than-not our federal deferred tax assets will be able to be utilized. Thus, we estimate a $12.7 million reduction in the related valuation allowance associated with these federal deferred tax assets will be recognized throughout the year as part of the estimated annual effective tax rate applied to ordinary income. We have determined it is more-likely-than-not that a portion of our state deferred tax assets will not be able to be utilized. However, we estimate a $6.6 million reduction in the related valuation allowance associated with these state deferred tax assets will be recognized throughout the year as part of the estimated annual effective tax rate applied to ordinary income.

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

The tax provision for the six months ended June 30, 2022 was $31.5 million (16.3% provision on pre-tax income). The tax benefit for the six months ended June 30, 2021 was $0.2 million (2% benefit on pre-tax income). For both periods, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances. For the six months ended June 30, 2021, the effective tax rate was also impacted by the PPP loan forgiveness and state tax law changes.

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

The following table presents our net sales disaggregated by our principal product types:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In Thousands)
Net sales:
AN & Nitric Acid	$96,142	$56,739	$167,942	$106,576
Urea ammonium nitrate (UAN)	76,986	29,899	133,555	47,537
Ammonia	89,444	38,541	148,786	59,706
Other	22,231	15,517	33,501	24,993
Total net sales	$284,803	$140,696	$483,784	$238,812

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 22 months at June 30, 2022.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments. We had approximately $0.4 million and $1.6 million of contract liabilities as of June 30, 2022 and December 31, 2021, respectively. For the three and six months ended June 30, 2022, revenues of $1.5 million and $1.4 million, respectively, were recognized and included in the balance at the beginning of the respective period. For the three and six months ended June 30, 2021, revenues of $1.0 million and $1.6 million, respectively, were recognized and included in the balance at the beginning of the respective period.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At June 30, 2022, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations totals approximately $72 million, of which approximately 35% of this amount relates to 2022 through 2024, approximately 31% relates to 2025 through 2026, with the remainder thereafter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Related Party Transactions

As of June 30, 2022, we have two separate outstanding financing arrangements by an affiliate of LSB Funding as discussed in footnotes (C) and (D) of Note 4. An affiliate of LSB Funding holds $30 million of the New Notes.

We are party to a death benefit agreement (“2005 Agreement”) with Jack E. Golsen (“J. Golsen”), who retired effective December 31, 2017. The 2005 Agreement provided that, upon J. Golsen’s death, we will pay to the designated beneficiary, a lump-sum payment of $2.5 million. J. Golsen passed away in April 2022. Further the Company has maintained and owns a life insurance policy with a face value of $3.0 million for which the Company is the beneficiary. The policy did not have any cash surrender value, premium payments were current and the policy was in force at the time of Golsen’s death. The $2.5 million death benefit payable to the Golsen beneficiary is recorded as a current liability. Our insurer has approved the insurance claim which causes it to be realizable at June 30, 2022 under our insurance policy. We have recorded $3.0 million in other accounts receivable in our June 30, 2022 condensed consolidated balance sheet and a settlement of life insurance presented within non-operating other expense (income), net within our condensed consolidated statements of operations for the three and six months ended June 30, 2022. The settlement of life insurance is included in our condensed consolidated statement of cash flows in “Other” under adjustments to reconcile net income to net cash provided by operating activities. We received the settlement payment of $3.0 million and paid the death benefit of $2.5 million in July 2022.

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended
	June 30,
	2022	2021
	(In Thousands)
Cash payments (refunds) for:
Income taxes, net	$870	$(183)
Noncash investing and financing activities:
Accounts receivable, supplies, other assets, accounts payable and accrued liabilities associated with additions of property, plant and equipment	$15,353	$15,484
Settlement of life insurance (1)	$3,000	$—
Accounts payable associated with debt-related costs	$387	$—
Loss on extinguishment of debt	$113	$—
Dividends accrued on Series E Redeemable Preferred	$—	$19,724
Accretion of Series E Redeemable Preferred	$—	$1,024
Gain on extinguishment of PPP loan	$—	$10,000
Accounts payable associated with financing professional fees	$—	$1,916

(1)	The settlement of life insurance is included in our condensed consolidated statement of cash flows in “Other” under adjustments to reconcile net income to net cash provided by operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our June 30, 2022 condensed consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and through its subsidiaries, manufactures and sells chemical products for the agricultural, mining and industrial markets. We own and operate facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma and operate a facility on behalf of Covestro in Baytown, Texas. Our products are sold through distributors and directly to end customers primarily throughout the U.S. and parts of Mexico and Canada.

Key Operating Initiatives for 2022

We expect our future results of operations and financial condition to benefit from the following key initiatives:

•

Investing to improve Environmental, Health & Safety and Reliability at our Facilities to further our Progress Towards Becoming a “Best in Class” Chemical Plant Operator while Supplying our Customers with Products of the Highest Quality.

▪

We believe that our operational progress over the past several years represents proof that high safety standards not only enable us to protect what matters, which is the well-being of our employees, but also translates into improved plant performance. With that in mind, in 2022 we remain acutely focused on our efforts to further the progress we’ve made in creating a high performing safety culture as we advance the safety programs we have underway and implement new ones. We intend to invest additional capital at all three of our facilities to further promote safe and reliable operations in order to build upon the success we have had in implementing enhanced safety programs during the last three years.

▪

We have several initiatives currently underway focused on continuing to improve the reliability of our plants which we expect will enable us to produce greater volumes of product for sale while lowering our unit cost of production and increasing our overall profitability. These initiatives are focused on operational excellence through enhancements in leadership at certain of our facilities, bolstering our operating procedures, leveraging the technology investments we have made to improve the optimization of our asset health monitoring and asset care maintenance programs. Additionally, our product quality program continues to focus on providing products to our customers that meet our quality standards.

•

Continue Broadening the Distribution and Optimization of our Product Mix.  Over the course of 2021 we were successful in improving upon the production capacity of our plants and we plan to continue to expand the distribution of our products by partnering with customers to take product into different markets while also focusing on opportunities to upgrade our margins through the optimization of our product mix. Additionally, we are evaluating several capital improvement projects for 2022 focused on margin enhancement opportunities related to our storage and distribution capabilities.

•

Development and Implementation of a Strategy to Capitalize on Low Carbon Ammonia and Clean Energy Opportunities. The reduction of greenhouse gas emissions, particularly related to carbon dioxide, has been and we expect will increasingly become a global environmental priority as part of efforts to stem the harmful effects of climate change. There is increasing evidence from a variety of industry studies to indicate that ammonia can play a significant role in making meaningful progress towards this objective. As a result, we are currently evaluating and developing projects that could enable us to become a producer and marketer of blue and green ammonia and other derivative products. Blue ammonia is produced using natural gas and conventional processes but includes an additional stage where the carbon dioxide emissions are captured and permanently stored in deep underground rock formations, resulting in a low carbon emission product that, we believe, can be sold at a premium to agricultural, industrial, mining, power generation and marine customers seeking to reduce their carbon footprint and potentially capitalize on government incentives. Green ammonia is ammonia produced using renewable energy to power electrolyzers that extract hydrogen from water, resulting in zero-carbon production of ammonia, which we believe can also be sold at a premium to a variety of customers and industries around the world.

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

Recent Business Developments

Reduced Cost of Capital through Debt Refinancing

Following our September 2021 preferred stock exchange transaction, in October 2021 we received credit upgrades by Moody’s and S&P and proceeded to complete a senior secured notes offering of $500 million of 6.25% which we used to refinance or existing higher cost debt and add liquidity to our balance sheet. In February and March of 2022, we received additional credit upgrades from S&P and Moody’s, respectively, after which we completed an offering of $200 million of senior secured notes due 2028, bearing an interest rate of 6.25%. The proceeds from this “tack on” offering in combination with the enhanced liquidity we attained through our October 2021 offering along with our current level of strong cash flow provide us with ample capital for use in pursuing and investing in the Key Operating Initiatives summarized above.

Signed Agreements for Low and No Carbon Ammonia Projects

In April 2022 we entered into an agreement with Lapis Energy to develop a project to capture and permanently sequester CO2 at our El Dorado, Arkansas facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will make 100% of the capital investment required for the project development. The project is expected to be completed by 2025, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and permanently sequester more than 450,000 metric tons of CO2 per year in underground saline aquifers, with the potential to increase this quantity based on potential debottlenecking projects at the facility. The permanently sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are currently $50 per metric ton of CO2 captured beginning in 2026, but under evaluation by Congress to increase the 45Q tax credit to $85 per metric ton of CO2. Once in operation, the sequestered CO2 is expected to reduce LSB’s scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering more than 450,000 metric tons of CO2 annually is expected to enable LSB to produce over 375,000 metric tons of blue ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia.

In May 2022 we entered into agreements with Thyssenkrupp Uhde USA, LLC and Bloom Energy, (NYSE:BE) to develop a project to produce approximately 30,000 metric tons of zero-carbon or “green” ammonia per year at our Pryor, Oklahoma facility. Thyssenkrupp Uhde will develop the engineering design to convert a small portion of Pryor’s existing conventional or “grey” ammonia capacity into green ammonia. Pending results of the feasibility study currently underway and subsequent board approval, the project is planned to be constructed in two phases: first with Bloom supplying a 10-megawatt solid oxide electrolyzer, followed by the installation of an additional 20-megawatt alkaline electrolyzer unit, which we plan to source from a leading manufacturer. Bloom will own, operate and maintain the solid oxide electrolyzer. The green hydrogen produced from the electrolyzers as part of the ammonia production process could qualify for federal incentive programs such as the production and investment tax credits under evaluation by Congress.

Continued Improvement in Product Sales

Selling prices for all of our major products were higher for the second quarter of 2022 as compared to the same quarter of 2021 driven by a combination of supply and demand factors. Elevated corn prices over the past year have been driven, in part, by strong production levels of ethanol, a gasoline additive that consumes a significant portion of total U.S. annual corn production. Recent U.S. Department of Agriculture forecasts point to U.S. corn acreage to be planted in the 2022-2023 planting season to be approximately 90 million acres, modestly lower than the 2021-2022 estimate of 93.4 million acres, but still a very healthy level to support strong demand for fertilizers.

Also supporting the strength in fertilizer prices has been the high cost of natural gas in Europe. Natural gas is the primary feedstock for production of ammonia. Natural gas prices in European markets have risen to levels that have negatively impacted the economics of ammonia production in that region, prompting producers to cease operations at some Europe-based facilities. The resultant decrease in global production of ammonia has supported the strength in nitrogen-based fertilizer prices and benefitted U.S. producers which have materially lower production costs given the significantly lower price of natural gas in the U.S.

Further contributing to increased fertilizer prices as compared to year-ago levels has been the impact of the Russian invasion of Ukraine. Ukraine is one of the world’s largest exporters of corn and the current unstable geopolitical situation has and is expected to continue to disrupt the nation’s corn production and exports in 2022 and 2023. This should translate into constrained global supply for corn and provide support for elevated corn prices in markets throughout the world. As a result, corn farmers will likely be motivated to maximize yields by applying fertilizers, thus supporting nitrogen prices. With respect to global nitrogen supply, Russia has historically been one of the top exporters of ammonia worldwide. Current economic sanctions against Russia by numerous countries around the world have further reduced the supply of ammonia flowing into the global fertilizer market, contributing to historically high prices. Finally, the war in Ukraine has resulted in continued high prices for natural gas in Europe, which imports a large amount of its gas from Russia, making ammonia production even more uneconomical for European ammonia producers. On top of the dynamics already resulting in elevated nitrogen prices during the first half of 2022, Russia’s aggression toward Ukraine is likely to have impacts on the global ammonia market far beyond when the conflict ends.

The factors discussed above collectively drove fertilizer prices higher over the course of 2021 and into the early part of the second quarter of 2022. Since that time, while still materially above prior year levels, pricing has declined from peak levels as a result of wet weather throughout the Midwest during the spring planting season, which caused farmers to forego purchases of ammonia and UAN. While this was a headwind to our fertilizer sales volumes in the second quarter, we believe that the limited fertilizer application during the spring may translate into a heavier than typical application of agricultural ammonia in the fall as farmers seek to replenish the nitrogen in their soil ahead of the 2023 planting season.

With respect to our industrial products, selling prices remain materially higher than a year ago largely as a result of the aforementioned factors pertaining to natural gas. The Tampa Ammonia benchmark price declined over the past several months from the all-time high levels attained earlier in 2022 due to lower demand from Asian industrial suppliers coupled with the impact of increased supply following the commissioning of a new plant in Saudi Arabia and the restart of a plant in Louisiana that had been offline for repair. However, the Tampa price remains well above its average price level of the past ten years. This is favorable for our selling prices as many of our industrial contracts are indexed to this benchmark price. Demand trends for our nitric acid, our largest industrial product category, have remained strong and we benefitted from the long-term nitric acid supply contract we commenced in 2021. Although we are yet to experience a significant drop in demand for our industrial and mining products overall because of a slowing economy, we believe we have a meaningful degree of downside protection from the impacts of a potential economic recession given the nature of our contracts for these products.

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

Additionally, changes in corn prices, as well as soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely affecting prices.

According to the June 2022 USDA annual Acreage Report, farmers intend to plant 89.9 million acres of corn in 2022 down 4 percent compared to the 2021 planting season. As it relates to the 2023 Crop as noted in the table below, the USDA estimates the U.S. ending stocks will be approximately 37.3 million metric tons, a 3% decrease from the current estimate for the 2022 Crop. The USDA also is estimating another record yield for the 2023 Crop matching the 2022 Crop of 177 bushels per acre.

The following July 2022 estimates are associated with the corn market:

	2023 Crop	2022 Crop		2021 Crop
	(2022 Harvest)	(2021 Harvest)	Percentage	(2020 Harvest)	Percentage
	July Report (1)	July Report (1)	Change (2)	July Report (1)	Change (3)
U.S. Area Planted (Million acres)	89.9	93.4	(3.7%)	90.7	(0.9%)
U.S. Yield per Acre (Bushels)	177.0	177.0	—%	171.4	3.3%
U.S. Production (Million bushels)	14,505	15,115	(4.0%)	14,111	2.8%
U.S. Ending Stocks (Million metric tons)	37.3	38.4	(2.9%)	31.4	18.8%
World Ending Stocks (Million metric tons)	312.9	312.3	0.2%	293.3	6.7%

1.

Information obtained from WASDE reports dated July 12, 2022 (“July Report”) for the 2022/2023 (“2023 Crop”), 2021/2022 (“2022 Crop”) and 2020/2021 (“2021 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.

2.	Represents the percentage change between the 2023 Crop amounts compared to the 2022 Crop amounts.
3.	Represents the percentage change between the 2023 Crop amounts compared to the 2021 Crop amounts.

The current USDA corn outlook for the U.S. is for larger supplies and higher ending stocks in the report. Corn beginning stocks are raised 25 million bushels, based on reduced feed and residual use for the 2022 Crop as indicated in the June 30, 2022 Grain Stocks report. The USDA did not change production, food, seed and industrial use. Domestic corn demand to produce ethanol has rebounded to pre-pandemic levels as the continued roll-out of vaccines has allowed for the re-opening of the vast majority of the U.S. economy, promoting increased mobility and a return to historical levels of gasoline consumption. Most gasoline has 10% ethanol content. The Biden administration announced the Environmental Protection Agency would issue an emergency waiver from the Clean Air Act that will permit the sale of gasoline that is 15 percent ethanol, 5 percent more than the typical blend, from June 1 to Sept. 15. Ethanol is commonly made from corn and ethanol production is the largest user of U.S. corn, currently representing approximately 40% of total U.S. corn demand.

Industrial and Mining Products

Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive and paper industries. According to the American Chemistry Council, the U.S. economic indicators are improving and pointing towards continued improvement in the markets we serve. Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Our mining products are LDAN and AN solution, which are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining and to a lesser extent, for coal. Demand for our products from mining end-markets continues to improve as quarry and construction activity has been elevated due to robust levels of residential, commercial and civil infrastructure buildout along with strong demand for precious metals, including expectations for rising copper production to support the growing domestic production of electric vehicles.

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

We historically have purchased natural gas either on the spot market, through forward purchase contracts, or a combination of both and have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems.

The following table shows the volume of natural gas we purchased and the average cost per MMBtu:

	Three Months Ended
	June 30,
	2022	2021
Natural gas volumes (MMBtu in millions)	7.4	7.5
Natural gas average cost per MMBtu	$7.15	$2.78

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. The financial effects of planned downtime at our plants, including Turnarounds (primarily associated with our ammonia plants), is mitigated through a diligent planning process that considers the availability of resources to perform the needed maintenance and other factors. Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance. All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance, which repair and maintenance costs are expensed as incurred.

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

For 2022, we are targeting total ammonia production of approximately 750,000 tons to 780,000 tons despite Turnarounds at our Pryor and El Dorado Facilities, which will lower ammonia production during the third quarter by approximately 55,000 to 65,000 tons.

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

Consolidated Results of the Second Quarter of 2022

Our consolidated net sales for the second quarter of 2022 were $284.8 million compared to $140.7 million for the same period in 2021. Our consolidated operating income for the second quarter of 2022 was $132.7 million compared to $26.5 million for the same period in 2021. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Second Quarter

Selling Prices

For the second quarter of 2022, average selling prices for our key products increased approximately 96% to 160% compared to the second quarter of 2021. As discussed above under “Recent Business Developments,” increased demand, higher corn prices and tighter supplies of nitrogen products contributed to the improved pricing.

For the second quarter of 2022, average industrial selling prices for most of our products were also higher compared to the same period of 2021, primarily driven by the $712 per metric ton increase in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Settlement of Life Insurance (2022 only)

In June we recognized a settlement on our company owned life insurance resulting from the approval by our insurer of a death benefit relating to the death of J. Golsen as discussed in Note 9.

Gain on Extinguishment of Debt – PPP Loan Forgiven (2021 only)

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

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table contains certain financial information:

	Three Months Ended
	June 30,			Percentage
	2022	2021	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$96,142	$56,739	39,403	69%
Urea ammonium nitrate (UAN)	76,986	29,899	47,087	157%
Ammonia	89,444	38,541	50,903	132%
Other	22,231	15,517	6,714	43%
Total net sales	$284,803	$140,696	$144,107	102%

Gross profit:
Adjusted gross profit (1)	162,865	52,656	110,209	209%
Depreciation and amortization (2)	(16,646)	(16,941)	295	(2)%
Turnaround expense	(3,295)	(707)	(2,588)
Total gross profit	142,924	35,008	107,916
Selling, general and administrative expense	9,638	8,545	1,093	13%
Other expense, net	628	6	622
Operating income	132,658	26,457	106,201
Interest expense, net	12,307	12,290	17
Loss (gain) on extinguishment of debt	—	(10,000)	10,000
Non-operating other expense (income), net	(3,430)	745	(4,175)
Provision (benefit) for income taxes	20,382	(248)	20,630
Net income	$103,399	$23,670	$79,729	(337)%

Other information:
Gross profit percentage (3)	50.2%	24.9%	25.3%
Adjusted gross profit percentage (3)	57.2%	37.4%	19.8%
Property, plant and equipment expenditures	$8,177	$8,716	$(539)	(6)%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

	Three Months Ended
	June 30,			Percentage
Product (tons sold)	2022	2021	Change	Change
AN & Nitric Acid	162,014	186,962	(24,948)	(13)%
Urea ammonium nitrate (UAN)	130,561	121,995	8,566	7%
Ammonia	75,526	84,540	(9,014)	(11)%
Total	368,101	393,497	(25,396)	(6)%

	Three Months Ended
	June 30,			Percentage
Gross Average Selling Prices (price per ton)	2022	2021	Change	Change
AN & Nitric Acid	$593	$303	$290	96%
Urea ammonium nitrate (UAN)	$590	$245	$345	141%
Ammonia	$1,184	$456	$728	160%

	Three Months Ended
	June 30,			Percentage
	2022	2021	Change	Change
Average Benchmark Prices (price per ton)
Tampa Ammonia Benchmark	$1,257	$545	$712	131%
UAN Southern Plains	$612	$342	$270	79%

Net Sales

Net sales of our primary products increased during the second quarter of 2022 compared to the prior year period driven by stronger pricing for all of our products. Partially offsetting the benefit of stronger pricing was lower sales volumes for fertilizer products including UAN, AN and ammonia caused by wet weather delaying the planting season. AN sales were also impacted by a shift in product mix as we optimize our sales of nitric acid. Historically, we have built inventory of HDAN used for fertilizer in the second half of the year, to sell in season, during the first six months of the following year. Due to a shift in product mix to nitric acid volumes beginning in the second quarter of 2021, which are more ratable, we did not have significant inventory build of AN over the latter half of 2021 to sell during the fertilizer season in 2022.

Demand for our industrial and mining products remain robust as quarry and construction activity has been elevated due to robust levels of residential, commercial and civil infrastructure buildout along with strong demand for precious metals, including expectations for rising copper production to support the growing domestic production of electric vehicles. Also, certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas increases, the pricing for these products increase accordingly.

Gross Profit

As noted in the table above, we recognized a gross profit of $142.9 million for the second quarter of 2022 compared to $35.0 million for the same period in 2021, or an $107.9 million improvement. Overall, our gross profit percentage was 50.2% compared to 24.9% for the same period in 2021. Our adjusted gross profit percentage increased to 57.2% for the second quarter of 2022 from 37.4% for the second quarter of 2021.

The increase in gross profit was primarily driven by higher sales prices for our products partially offset by lower volumes of our agricultural products. The improvement in gross profit was also partially offset by overall higher average natural gas costs, which averaged $7.15 per MMBtu for 2022 as compared to $2.78 per MMBtu for 2021.

Selling, General and Administrative

Our SG&A expenses were $9.6 million for the second quarter of 2022, an increase of $1.1 million compared to the same period in 2021. The net increase was primarily driven by miscellaneous corporate related expense and professional fees.

Gain on Extinguishment of Debt – PPP Loan Forgiven

In June 2021, our PPP loan was fully forgiven by the SBA and lender. As a result, we recognized a gain on extinguishment of debt of $10 million for the second quarter of 2021.

Non-operating Other Expense (income), net

Non-operating other income for the second quarter of 2022 was $3.4 million primarily relating to a recognized settlement on our company owned life insurance resulting from the approval by our insurer of a death benefit relating to the death of J. Golsen as discussed in Note 9 and interest income from to our short term investments. For the same period in 2021, we had non-operating operating expense of $0.7 million which primarily related to the change in fair value of the embedded derivative included in the Series E Redeemable Preferred prior to its extinguishment through the completion of the Exchange Transaction during September 2021.

Provision (benefit) for Income Taxes

The provision for income taxes for the second quarter of 2022 was $20.4 million and the benefit for income taxes for the second quarter of 2021 was $0.2 million. The resulting effective tax rate for the second quarter of 2022 was 16.5%. For the second quarter of 2022, the effective tax rate is less than the statutory rate primarily due to the impact of valuation allowances. For the second quarter of 2021, the effective tax rate is less than the statutory rate primarily due to the impact of the PPP loan forgiveness, state tax law changes and valuation allowances. Also see discussion in Note 7.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table contains certain financial information:

	Six Months Ended
	June 30,			Percentage
	2022	2021	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$167,942	$106,576	$61,366	58%
Urea ammonium nitrate (UAN)	133,555	47,537	86,018	181%
Ammonia	148,786	59,706	89,080	149%
Other	33,501	24,993	8,508	34%
Total net sales	$483,784	$238,812	$244,972	103%

Gross profit:
Adjusted gross profit (1)	$273,282	$77,596	$195,686	252%
Depreciation and amortization (2)	(33,802)	(33,681)	(121)	0%
Turnaround expense	(5,826)	(847)	(4,979)
Total gross profit	233,654	43,068	190,586	443%
Selling, general and administrative expense	20,573	17,338	3,235	19%
Other expense (income), net	452	(257)	709
Operating income	212,629	25,987	186,642	718%
Interest expense, net	22,262	24,662	(2,400)	(10)%
Loss (gain) on extinguishment of debt	113	(10,000)	10,113
Non-operating other expense (income), net	(3,408)	1,140	(4,548)
Provision (benefit) for income taxes	31,497	(206)	31,703
Net income	$162,165	$10,391	$151,774	(1461)%

Other information:
Gross profit percentage (3)	48.3%	18.0%	30.3%
Adjusted gross profit percentage (3)	56.5%	32.5%	24.0%
Property, plant and equipment expenditures	$16,431	$14,849	$1,582	11%
(1)	Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)	Represents amount classified as cost of sales.
(3)	As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

	Six Months Ended
	June 30,			Percentage
Product (tons sold)	2022	2021	Change	Change
AN & Nitric Acid	306,531	373,244	(66,713)	(18)%
Urea ammonium nitrate (UAN)	230,714	231,239	(525)	0%
Ammonia	136,251	149,787	(13,536)	(9)%
Total	673,496	754,270	(80,774)	(11)%

	Six Months Ended
	June 30,			Percentage
Gross Average Selling Prices (price per ton)	2022	2021	Change	Change
AN & Nitric Acid	$548	$286	$262	92%
Urea ammonium nitrate (UAN)	$579	$206	$373	181%
Ammonia	$1,092	$399	$693	174%

	Six Months Ended
	June 30,			Percentage
	2022	2021	Change	Change
Average Benchmark Prices (price per ton)
Tampa Ammonia Benchmark	$1,231	$447	$784	175%
UAN Southern Plains	$603	$293	$310	106%

Net Sales

Agricultural product sales increased driven primarily by higher sales prices for all of our agricultural products partially offset by lower sales volumes of HDAN and ammonia resulting from the impact of wet weather which delayed the application of fertilizer products. Historically, we have built inventory of HDAN used for fertilizer in the second half of the year, to sell in season, during the first six months of the following year. Due to a shift in product mix to nitric acid volumes beginning in the second quarter of 2021, which are more ratable, we did not have significant inventory build of AN over the latter half of 2021 to sell during the fertilizer season in 2022. As discussed above under “Recent Business Developments,” increased demand, higher corn prices and tighter supplies of nitrogen products contributed to the improved pricing.

Demand for our industrial and mining products remains strong even considering the recent decline in Ammonia benchmark price as quarry and construction activity has been elevated due to robust levels of residential, commercial and civil infrastructure buildout along with strong demand for precious metals, including expectations for rising copper production to support the growing domestic production of electric vehicles. Also, certain mining sales contracts are linked to natural gas indexes and as the cost of natural gas increases, the pricing for these products increase accordingly.

Gross Profit

As noted in the table above, we recognized a gross profit of $233.7 million for the first six months of 2022 compared to $43.1 million for the same period in 2021, or an $190.6 million improvement. Overall, our gross profit percentage was 48.3% compared to 18.0% for the same period in 2021. Our adjusted gross profit percentage increased to 56.5% for the first six months of 2022 from 32.5% for the first six months of 2021.

The increase in gross profit was primarily driven by higher sales prices for our products partially offset by lower volumes for all of our products. The improvement in gross profit was partially offset by overall higher average natural gas costs, which averaged $5.96 per MMBtu for the first six months of 2022 as compared to $2.96 per MMBtu for the same period of 2021.

Selling, General and Administrative

Our SG&A expenses were $20.6 million for the first six months of 2022, an increase of $3.2 million compared to the same period in 2021. The net increase was primarily driven by approximately $2.2 million of expense relating to nonrecurring transaction fees, $1.4 million in insurance and other miscellaneous fees.

Interest Expense

Interest expense for the first half of 2022 was $22.3 million compared to $24.7 million for the same period in 2021. The decrease relates primarily to lower interest expense incurred from the new senior secured notes held during the first quarter of 2022 which carry an interest rate of 6.25% compared to the same period in 2021 which the old senior secured notes interest rate was 9.625%.

Gain on Extinguishment of Debt – PPP Loan Forgiven

In June 2021, our PPP loan was fully forgiven by the SBA and lender. As a result, we recognized a gain on extinguishment of debt of $10 million for the second quarter of 2021.

Non-operating Other Expense (income), net

Non-operating other income for the first half of 2022 was $3.4 million primarily relating to a recognized settlement on our company owned life insurance resulting from the approval by our insurer of a death benefit relating to the death of J. Golsen as discussed in Note 9 and interest income from to our short term investments. For the same period in 2021, we had non-operating operating expense of $1.1 million which primarily related to the change in fair value of the embedded derivative included in the Series E Redeemable Preferred prior to its extinguishment through the completion of the Exchange Transaction during September 2021.

Provision (benefit) for Income Taxes

The provision for income taxes for the first six months of 2022 was $31.5 million compared to a benefit of $0.2 million for the same period in 2021. For the first six months of 2022, the effective tax rate is less than the statutory rate primarily due to the impact of valuation allowances. For the first six months of 2021, the effective tax rate is less than the statutory rate primarily due to the impact of the PPP loan forgiveness, state tax law changes and valuation allowances. Also see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the six months ended June 30:

	2022	2021	Change
	(In Thousands)
Net cash flows from operating activities	$220,813	$30,581	$190,232

Net cash flows from investing activities	$(341,934)	$(14,549)	$(327,385)

Net cash flows from financing activities	$164,208	$(14,671)	$178,879

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $220.8 million for first half of 2022 compared to $30.6 million for the same period of 2021, a change of $190.2 million.

For the first half 2022, the net cash provided is the result of a net income of $162.2 million plus adjustments of $33.9 million for depreciation and amortization of PP&E, $30.6 million for deferred taxes and other adjustments of $2.0 million net of cash used of $7.9 million primarily from our working capital.

For the first half of 2021, the net cash provided is the result of net income of $10.4 million plus adjustments of $33.7 million for depreciation and amortization of PP&E, other adjustments of $2.6 million less $10.0 million for a gain on extinguishment of debt and net cash used of $6.1 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $341.9 million for the first half 2022 compared to $14.5 million for the same period of 2021, a change of $327.4 million.

For the first half of 2022, the net cash used primarily relates purchases of short-term investments of $325.6 million and expenditures for PP&E.

For the first half of 2021, the net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $164.2 million for the first half of 2022 compared to net cash used of $14.7 million for the same period of 2021, a change of $178.9 million.

For the first half of 2022, the net cash provided primarily consists of proceeds of $200 million from the New Notes partially offset by payments on other long-term debt and short-term financing of $15.9 million, payments for the acquisition of treasury shares of $15.3 million, payments of $4.5 million for equity and debt-related cost and $0.1 million for other financing activities.

For the first half of 2021, the net cash used primarily consists of payments on other long-term debt and short-term financing.

Capitalization

The following is our total current cash, long-term debt and stockholders’ equity:

	June 30,	December 31,
	2022	2021
	(In Millions)
Cash and cash equivalents	$125.2	$82.1
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2028 (1)	700.0	500.0
Secured Financing due 2023	6.1	7.7
Secured Financing due 2025	22.1	24.0
Secured Loan Agreement due 2025	—	5.3
Other	0.6	0.3
Unamortized discount and debt issuance costs	(13.4)	(9.7)
Total long-term debt, including current portion, net	$715.4	$527.6
Total stockholders' equity	$609.6	$460.5
(1)	See discussion contained in Note 4.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million. As of June 30, 2022, our Working Capital Revolver Loan was undrawn and had approximately $63.4 million of availability.

For the full year of 2022, we expect capital expenditures to be approximately $65 million. This capital spending is planned for reliability and maintenance capital projects.

From time to time, when the Company exceeds the funding threshold in our natural gas purchase commitments the Company is required to fund cash collateral to our counterparty.

We believe that the combination of our cash on hand, the availability on our revolving credit facility and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed in Note 4, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of June 30, 2022, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB has $700 million aggregate principal amount of the 6.25% Senior Secured Notes currently outstanding, including the $200 million associated with the New Notes as discussed in footnote (B) of Note 4. Interest is to be paid semiannually on May 15th and October 15th, maturing October 15, 2028. As a result of the financing transactions, our interest expense has increased and is expected to increase compared to 2021. The proceeds from the issuance of the New Notes were used to pay related transaction expenses, with the remainder intended to be used to pursue strategic acquisition opportunities, to fund organic growth and for general corporate purposes.

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

Working Capital Revolver Loan – At June 30, 2022, our Working Capital Revolver Loan was undrawn and had approximately $63.4 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Capital Expenditures – First Six Months of 2022

For the first half of 2022, capital expenditures relating to PP&E were $16.4 million. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $1.7 million during the first six months of 2022 in connection with environmental projects. For the remainder of 2022, we expect to incur expenses ranging from $1.7 million to $2.2 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of June 30, 2022, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. These insurance bonds are expected to expire or be renewed later in 2022.

New Accounting Pronouncements

Refer to Note 1 for recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2021 Form 10-K. In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters, including matters discussed under footnote A of Note 5.

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

It is also reasonably possible that the estimates and assumptions utilized as of June 30, 2022 could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At June 30, 2022, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At June 30, 2022, we had no outstanding natural gas contracts which are accounted for on a mark-to-market basis.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility. As of June 30, 2022, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2022. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022, at the reasonable assurance level.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “could” and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein include, but are not limited to, the following:

•	the impact of LSB Funding and its affiliate Eldridge holding a majority of our common stock;
•	our ability to invest in projects that will generate the best returns for our stockholders;
•	the impact from the COVID-19 pandemic;
•	our future liquidity outlook;
•	the outlook of our chemical products and related markets;
•	the amount, timing and effect on the nitrogen market from the recent nitrogen expansion projects;
•	the effect from the lack of non-seasonal volume;
•	our belief that competition is based upon service, price, location of production and distribution sites and product quality and performance;
•	our outlook for the industrial and mining industries;
•	the availability of raw materials;
•	our ability to broaden the distribution of our products, including our ability to leverage our nitric acid production capacity at our El Dorado Facility;
•	our ability to develop a strategy to capitalize on ammonia opportunities;
•	changes in domestic fertilizer production;
•	the increasing output and capacity of our production facilities;
•	on-stream rates at our production facilities;
•	our ability to moderate risk inherent in agricultural markets;
•	the sources to fund our cash needs and how this cash will be used;
•	the ability to enter into the additional borrowings;
•	the anticipated cost and timing of our capital projects;
•	certain costs covered under warranty provisions;
•	our ability to pass to our customers cost increases in the form of higher prices;
•	our belief as to whether we have sufficient sources for materials and components;
•	annual natural gas requirements;
•	compliance by our facilities with the terms of our permits;
•	the costs of compliance with environmental laws, health laws, security regulations and transportation regulations;
•	our belief as to when Turnarounds will be performed and completed;
•	expenses in connection with environmental projects;
•	the effect of litigation and other contingencies;
•	the increase in interest expense;
•	our ability to comply with debt servicing and covenants;
•	our ability to meet debt maturities or redemption obligations when due; and
•	our beliefs as to whether we can meet all required covenant tests for the next twelve months.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•	changes in the ownership percentage of Eldridge and its affiliate, LSB Funding, resulting in them no longer holding a majority of our outstanding common stock;
•	changes associated with the COVID-19 pandemic and governmental and related responses;
•	changes in general economic conditions, both domestic and foreign;
•	material reductions in revenues;

•	material changes in interest rates;
•	widespread inflation, both domestic and foreign;
•	substantial supply chain disruptions;
•	our ability to collect in a timely manner a material amount of receivables;
•	increased competitive pressures;
•	adverse effects on increases in prices of raw materials;
•	changes in federal, state and local laws and regulations, including environmental regulations, or in the interpretation of such;
•	changes in laws, regulations or other issues related to climate change;
•	releases of pollutants into the environment exceeding our permitted limits;
•	material increases in equipment, maintenance, operating or labor costs not presently anticipated by us;
•	the requirement to use internally generated funds for purposes not presently anticipated;
•	the inability to secure additional financing for planned capital expenditures or financing obligations due in the near future;
•	our substantial existing indebtedness;
•	material changes in the cost of natural gas and certain precious metals;
•	limitations due to financial covenants;
•	changes in competition;
•	the loss of any significant customer;
•	changes in operating strategy or development plans;
•	our inability to adequately evaluate potential acquisitions of strategic assets or companies;
•	an inability to fund the working capital and expansion of our businesses;
•	our inability to improve our capital structure and overall cost of capital;
•	changes in the production efficiency of our facilities;
•	adverse results in our contingencies including pending litigation;
•	unplanned downtime at one or more of our chemical facilities;
•	changes in production rates at any of our chemical plants;
•	an inability to obtain necessary raw materials and purchased components;
•	material increases in cost of raw materials;
•	material changes in our accounting estimates;
•	significant problems within our production equipment;
•	fire or natural disasters;
•	an inability to obtain or retain our insurance coverage;
•	difficulty obtaining necessary permits;
•	difficulty obtaining third-party financing;
•	risks associated with proxy contests initiated by dissident stockholders;
•	changes in fertilizer production;
•	reduction in acres planted for crops requiring fertilizer;
•	decreases in duties for products we sell resulting in an increase in imported products into the U.S.;
•	adverse effects from regulatory policies, including tariffs;
•	volatility of natural gas prices;
•	weather conditions;
•	increases in imported agricultural products; and
•	other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2021, as amended by the Form 10-K/A filed on March 25, 2022.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The novel coronavirus disease of 2019.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Eldridge	-	Eldridge Industries, LLC, an affiliate of LSB Funding

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EUC	-	Environmental Use Control.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Indenture	-	The agreement governing the 6.25% senior secured notes.

IRS	-	Internal Revenue Service

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C.

Maximum Revolver Amount	-	The maximum amount of outstanding advances available under our Working Capital Revolver Loan.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Notes	-	The senior secured notes issued March 8, 2022 with an interest rate of 6.25%, which mature in October 2028.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The senior secured notes issued on October 14, 2021 with an interest rate of 6.25%, which mature in October 2028.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

SBA	-	Small Business Administration.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of LSB Funding L.L.C. which matures in August 2025.

Senior Secured Notes	-	The Notes and New Notes, taken together due on October 15, 2028 with a stated interest rate of 6.25%.

SG&A	-	Selling, general and administrative expense.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

U.S. GAAP	-	U.S. Generally Accepted Accounting Principles.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2005 Agreement	-	A death benefit agreement with Jack E. Golsen.

2021 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2020 and ended in 2021 and primarily relates to corn planted and harvested in 2020.

2022 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2021 and will end in 2022 and primarily relates to corn planted and harvested in 2021.

2023 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2022 and will end in 2023 and primarily relates to corn planted and harvested in 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 37.

Index to Exhibits Item 6.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on Form S-3 filed on November 16, 2021

3(ii)	Second Amended and Restated Bylaws of LSB Industries, Inc., dated July 19, 2021	Exhibit 3.1 to the Company’s Form 8-K filed July 20, 2021

31.1	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)	Filed herewith or furnished herewith
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 28th day of July 2022.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)