Form 10-Q
period 2022-09-30
LSB INDUSTRIES, INC.
filed 2022-11-02
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).☒ Yes ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No

The number of shares outstanding of the Registrant's common stock was 81,996,835 shares as of October 28, 2022.

FORM 10-Q OF LSB INDUSTRIES, INC.

When we refer to "us", "we", "our", "Company" or "LSB" we are describing LSB Industries, Inc. and its subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2022 is unaudited)

	September 30,	December 31,
	2022	2021
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$19,635	$82,144
Short-term investments	365,573	—
Accounts receivable	107,847	86,902
Allowance for doubtful accounts	(620)	(474)
Accounts receivable, net	107,227	86,428
Inventories:
Finished goods	28,165	14,688
Raw materials	1,565	1,895
Total inventories	29,730	16,583
Supplies, prepaid items and other:
Prepaid insurance	1,758	14,244
Precious metals	14,843	14,945
Supplies	27,036	26,558
Other	5,250	2,234
Total supplies, prepaid items and other	48,887	57,981
Total current assets	571,052	243,136

Property, plant and equipment, net	853,939	858,480

Other assets:
Operating lease assets	24,885	27,317
Intangible and other assets, net	2,856	3,907
	27,741	31,224

	$1,452,732	$1,132,840

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2022 is unaudited)

	September 30,	December 31,
	2022	2021
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$93,887	$49,458
Short-term financing	1,425	12,716
Accrued and other liabilities	42,062	33,301
Current portion of long-term debt	10,269	9,454
Total current liabilities	147,643	104,929

Long-term debt, net	703,811	518,190

Noncurrent operating lease liabilities	16,768	19,568

Other noncurrent accrued and other liabilities	523	3,030

Deferred income taxes	57,843	26,633

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $.10 par value; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	496,251	493,161
Retained earnings (accumulated deficit)	133,222	(31,255)
	638,590	471,023
Less treasury stock, at cost:
Common stock, 9.2 million shares (1.4 million shares at December 31, 2021)	112,446	10,533
Total stockholders' equity	526,144	460,490
	$1,452,732	$1,132,840

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Amounts)
Net sales	$184,273	$127,199	$668,057	$366,011
Cost of sales	162,144	109,752	412,274	305,496
Gross profit	22,129	17,447	255,783	60,515

Selling, general and administrative expense	9,138	11,600	29,711	28,938
Other expense (income), net	(75)	474	377	217
Operating income	13,066	5,373	225,695	31,360

Interest expense, net	12,193	12,956	34,455	37,618
Loss (gain) on extinguishment of debt	—	—	113	(10,000)
Non-operating other expense (income), net	(2,219)	1,326	(5,627)	2,466
Income before provision (benefit) for income taxes	3,092	(8,909)	196,754	1,276
Provision (benefit) for income taxes	780	19	32,277	(187)
Net income (loss)	2,312	(8,928)	164,477	1,463

Dividends on convertible preferred stocks	—	75	—	225
Dividends on Series E redeemable preferred stock	—	10,190	—	29,914
Accretion of Series E redeemable preferred stock	—	499	—	1,523
Deemed dividend on Series E and Series F redeemable preferred stocks	—	231,812	—	231,812
Net income (loss) attributable to common stockholders	$2,312	$(251,504)	$164,477	$(262,011)

Income (loss) per common share:
Basic:
Net income (loss)	$0.03	$(6.39)	$1.89	$(6.94)

Diluted:
Net income (loss)	$0.03	$(6.39)	$1.86	$(6.94)

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2021	91,168	(1,375)	$—	$9,117	$493,161	$(31,255)	$(10,533)	$460,490
Net income						58,766		58,766
Stock-based compensation					803			803
Other		(229)					(1,871)	(1,871)
Balance at March 31, 2022	91,168	(1,604)	—	9,117	493,964	27,511	(12,404)	518,188
Net income						103,399		103,399
Stock-based compensation					1,366			1,366
Purchase of common stock		(713)					(13,394)	(13,394)
Balance at June 30, 2022	91,168	(2,317)	—	9,117	495,330	130,910	(25,798)	609,559
Net income						2,312		2,312
Stock-based compensation					921			921
Purchase of common stock		(6,854)					(86,648)	(86,648)
Balance at September 30, 2022	91,168	(9,171)	$—	$9,117	$496,251	$133,222	$(112,446)	$526,144

Balance at December 31, 2020	39,926	(2,075)	$3,000	$3,993	$197,350	$(41,487)	$(13,213)	$149,643
Net loss						(13,279)		(13,279)
Dividend accrued on redeemable preferred stock						(9,511)		(9,511)
Accretion of redeemable preferred stock						(511)		(511)
Stock-based compensation					713			713
Issuance of restricted stock	250	835		25	(5,335)		5,310	—
Other		(5)					(18)	(18)
Balance at March 31, 2021	40,176	(1,245)	3,000	4,018	192,728	(64,788)	(7,921)	127,037
Net income						23,670		23,670
Dividend accrued on redeemable preferred stock						(10,213)		(10,213)
Accretion of redeemable preferred stock						(513)		(513)
Stock-based compensation					1,062			1,062
Issuance of unrestricted stock	80	267		8	(1,708)		1,700	—
Other		(5)					(28)	(28)
Balance at June 30, 2021	40,256	(983)	3,000	4,026	192,082	(51,844)	(6,249)	141,015
Net loss						(8,928)		(8,928)
Issuance of common stock in exchange for redeemable preferred stocks	49,066			4,907	526,232			531,139
Deemed dividend on redeemable preferred stocks					(231,812)			(231,812)
Dividend accrued on redeemable preferred stock prior to exchange						(10,190)		(10,190)
Accretion of redeemable preferred stock prior to exchange						(499)		(499)
Stock-based compensation					2,553			2,553
Issuance of restricted and unrestricted stock	520			52	(52)			—
Other		(35)			102		(312)	(210)
Balance at September 30, 2021	89,842	(1,018)	$3,000	$8,985	$489,105	$(71,461)	$(6,561)	$423,068

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
	(In Thousands)
Cash flows from operating activities
Net income	$164,477	$1,463
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	31,210	394
Loss (gain) on extinguishment of debt	113	(10,000)
Depreciation and amortization of property, plant and equipment	50,013	51,380
Amortization of intangible and other assets	889	944
Stock-based compensation	3,089	4,328
Other	(2,484)	3,184
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(22,105)	(22,130)
Inventories	(13,147)	1,637
Prepaid insurance	12,486	10,436
Accounts payable	32,004	9,432
Accrued interest	10,010	10,321
Accrued payroll and benefits	(2,298)	9,938
Other assets and other liabilities	(5,075)	(5,856)
Net cash provided by operating activities	259,182	65,471

Cash flows from investing activities
Expenditures for property, plant and equipment	(32,531)	(26,101)
Proceeds from short-term investments	59,728	—
Purchases of short-term investments	(423,091)	—
Other investing activities	2,946	382
Net cash used by investing activities	(392,948)	(25,719)

Cash flows from financing activities
Proceeds from revolving debt facility	—	12,000
Payments on revolving debt facility	—	(12,000)
Net proceeds from 6.25% senior secured notes	200,000	—
Payments on other long-term debt	(10,950)	(7,726)
Payments on short-term financing	(11,291)	(12,493)
Payments of debt-related costs, including extinguishment costs	(4,455)	(611)
Payments of costs to exchange redeemable preferred stocks for common stock	—	(2,076)
Acquisition of treasury stock	(101,912)	—
Other financing activities	(135)	(255)
Net cash provided (used) by financing activities	71,257	(23,161)

Net increase (decrease) in cash and cash equivalents	(62,509)	16,591

Cash and cash equivalents at beginning of period	82,144	16,264
Cash and cash equivalents at end of period	$19,635	$32,855

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022, as amended by the Form 10-K/A filed on March 25, 2022 (“2021 Form 10-K”). The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2022 and 2021 and the Company’s financial position as of September 30, 2022.

Basis of Consolidation – LSB and its subsidiaries are consolidated in the accompanying condensed consolidated financial statements. LSB is a holding company with no significant operations or assets other than cash, cash equivalents, short-term investments and investments in its subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation, including all share and per share information relating to the stock split in the form of a stock dividend on October 8, 2021.

Nature of Business – We are engaged in the manufacture and sale of chemical products. The chemical products we primarily manufacture, market and sell are ammonia, fertilizer grade AN (“HDAN”) and UAN for agricultural applications, high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide and diesel exhaust fluid for industrial applications and industrial grade AN (“LDAN”) and solutions for the mining industry. We manufacture and distribute our products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of Covestro in Baytown, Texas.

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

Stock Repurchase Program – During May 2022, our Board authorized a $50 million stock repurchase program. In August 2022, our Board authorized an increase in the size of the stock repurchase program. Under the expanded program, we were authorized to repurchase up to $100 million of our outstanding common stock. During the second quarter of 2022, we repurchased approximately 0.7 million shares at an average cost of approximately $18 per share on the open market. During the third quarter of 2022, we exhausted the remaining repurchase authorization by repurchasing approximately 6.9 million shares at an average cost of approximately $13 per share, including 5.5 million shares that were repurchased at an average cost of approximately $12 per share in connection with a public offering by LSB Funding and SBT Investors, each of which is an affiliate of Eldridge. In October 2022, our Board approved another expansion of the stock repurchase program, authorizing us to repurchase an additional $75 million of our outstanding common stock under the stock repurchase program.

Short-Term Investments - Investments, which consist of U.S. treasury bills with an original maturity up to and less than 52 weeks, are considered short-term investments and are classified as Level 1. These investments are carried at cost which approximated fair value for the period ended September 30, 2022.

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

Recently Issued Accounting Pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs issued and outstanding or that became effective since January 1, 2022 through the date of these financial statements were assessed and determined not to be applicable or are expected to have minimal impact on our condensed consolidated financial position and results of operations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Income (Loss) Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$2,312	$(8,928)	$164,477	$1,463
Adjustments for basic income (loss) per common share:
Dividend requirements on Series E Redeemable Preferred	—	(10,190)	—	(29,914)
Deemed dividend on Series E and Series F Redeemable Preferred	—	(231,812)	—	(231,812)
Dividend requirements on Series B Preferred	—	(60)	—	(180)
Dividend requirements on Series D Preferred	—	(15)	—	(45)
Accretion of Series E Redeemable Preferred	—	(499)	—	(1,523)
Numerator for basic and diluted net income (loss) per common share	$2,312	$(251,504)	$164,477	$(262,011)

Denominator:
Denominator for basic net income (loss) per common share - adjusted weighted-average shares (1)	84,187	39,352	86,929	37,752
Effect of dilutive securities:
Unvested restricted stock and stock units	1,328	—	1,352	—
Dilutive potential common shares	1,328	—	1,352	—
Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	85,515	39,352	88,281	37,752

Basic net income (loss) per common share	$0.03	$(6.39)	$1.89	$(6.94)

Diluted net income (loss) per common share	$0.03	$(6.39)	$1.86	$(6.94)
(1)
Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Restricted stock and stock units	146,537	2,426,419	76,204	2,211,674
Convertible preferred stocks	—	1,191,666	—	1,191,666
Stock options	13,000	64,318	13,000	64,318
	159,537	3,682,403	89,204	3,467,658

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Current and Noncurrent Accrued and Other Liabilities

	September 30,	December 31,
	2022	2021
	(In Thousands)
Accrued interest	$18,408	$8,397
Current portion of operating lease liabilities	8,124	7,755
Accrued payroll and benefits	7,496	9,794
Accrued taxes other than income	3,245	2,085
Accrued health and worker compensation insurance claims	927	1,272
Other	4,385	7,028
	42,585	36,331
Less noncurrent portion	523	3,030
Current portion of accrued and other liabilities	$42,062	$33,301

4. Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
	2022	2021
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 6.75% (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	700,000	500,000
Secured Financing due 2023, with an interest rate of 8.32% (C)	5,287	7,712
Secured Financing due 2025, with an interest rate of 8.75% (D)	20,886	23,987
Secured Loan Agreement due 2025 (E)	—	5,328
Other	766	339
Unamortized discount, net of premium and debt issuance costs	(12,859)	(9,722)
	714,080	527,644
Less current portion of long-term debt	10,269	9,454
Long-term debt due after one year, net	$703,811	$518,190

(A)
Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount as of September 30, 2022, was $1.6 million, which reduces the available for borrowing under the Working Capital Revolver Loan. At September 30, 2022, our available borrowings under our Working Capital Revolver Loan were approximately $63.4 million, based on our eligible collateral, less outstanding letters of credit and loan balance. The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024. Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million. The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

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

(C)
El Dorado Chemical Company (“EDC”), one of our subsidiaries, is party to a secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023.
(D)
In August 2020, El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, entered into a $30 million secured financing arrangement with an affiliate of Eldridge. Beginning in September 2020, principal and interest is payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025. This financing arrangement is secured by an ammonia storage tank and is guaranteed by LSB.
(E)
During the first quarter of 2022 EDC’s secured loan agreement with an affiliate of Eldridge was paid off resulting in a minimal loss on extinguishment of debt.

5. Commitments and Contingencies

Ammonia Supply Agreement - On September 7, 2022, El Dorado Chemical Company (“EDC”) received a notice of non-renewal of the Ammonia Purchase and Sale Agreement with Koch Fertilizer, LLC (“Koch”), dated November 2, 2015 (as amended, the “Ammonia Purchase Agreement” or the “Agreement”). Under the Agreement Koch Fertilizer agreed to purchase, with minimum purchase requirements, the ammonia that (a) will be produced at the El Dorado Facility and (b) a portion that is in excess of EDC’s needs as defined. The notice is a procedural requirement to keep the contract from automatically renewing and the parties are renegotiating the terms of the Agreement to continue supply beyond the termination date of June 30, 2023.

UAN Supply Agreement - On September 30, 2022, Pryor Chemical Company (“PCC”) provided notice of termination under the Urea Ammonium Nitrate Purchase Agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (“CVR”), dated March 3, 2016 (as amended, the “CVR Purchase Agreement”). The termination will be effective as of December 31, 2022. Under the CVR Purchase Agreement, CVR had the exclusive right to purchase substantially all of the UAN produced at the Pryor Facility. PCC did not incur any early termination penalties in connection with the termination of the CVR Purchase Agreement. PCC elected to terminate the CVR Purchase Agreement to pursue alternative marketing arrangements for the UAN it produces at the Pryor Facility. The CVR Purchase Agreement provided for a three-year term beginning June 1, 2016, with optional one-year renewals. The CVR Purchase Agreement permitted termination after May 31, 2019 (i) by CVR upon six months’ notice or (ii) by PCC upon three months’ notice or if the Pryor Facility is shut down for lack of profitability.

Outstanding Natural Gas Purchase Commitments – At September 30, 2022, certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market. These contracts included volume purchase commitments with fixed costs of approximately 13.0 million MMBtus of natural gas and 18.3 million MMBtus of locked basis differential. Further, the natural gas contracts extend through December 2023 at a weighted-average cost of $6.61 per MMBtu ($85.6 million) and a weighted-average market value of $5.97 per MMBtu ($77.3 million).

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

As of September 30, 2022, our accrued liabilities for environmental matters totaled approximately $0.5 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

In 2017, the Pryor Chemical Company (“PCC”) filed a Permit Renewal Application for its Non-Hazardous Injection Well Permit at the Pryor Facility. Although the Injection Well Permit expired in 2018, PCC continues to operate the injection well pending the Oklahoma Department of Environmental Quality (“ODEQ”) action on the Permit Renewal Application. Since that time, PCC and ODEQ engaged in ongoing discussions related to the renewal of the injection well to address the wastewater stream. In 2022, ODEQ responded to the application in the form of an information request. PCC has submitted a formal response to the information request and is currently evaluating wastewater treatment alternatives.

In 2006, the El Dorado Facility entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The CAO required EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan.

The risk assessment was submitted in 2007. In 2015, the ADEQ stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established as of September 30, 2022, in connection with this ADEQ matter.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion. While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion. We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter. As of September 30, 2022, no liability reserve has been established in connection with this matter.

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

During 2018, the court bifurcated the case into: (1) Global’s claims against Leidos and LSB and (2) the cross-claims between Leidos and LSB. Part (1) of the case was tried in the court. In March 2020, the court rendered an interim judgment and issued its final judgment in April 2020. In summary, the judgment awarded Global (i) approximately $7.4 million (including the $3.5 million discussed above) for labor, service and materials furnished relating to the Ammonia Plant, (ii) approximately $1.3 million for prejudgment interest and (iii) a claim of lien on certain property and the foreclosure of the lien to satisfy these obligations. In addition, post-judgment interest will accrue at the annual rate of 4.25% until paid. This judgement was accrued for at the time of the ruling, and we continue to accrue post-judgement interest.

We have filed a notice of intent to appeal and the court entered a stay of the judgment pending appeal.

LSB intends to vigorously prosecute its claims against Leidos and vigorously contest the cross-claims in Part (2) of the matter. Due to the impact from the COVID-19 pandemic, the trial date for Part (2) of the matter has been delayed and we are awaiting a new trial date.

No liability was established at September 30, 2022 or December 31, 2021, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable. We are also involved in various other claims and legal actions (including matters involving gain contingencies). It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

6. Derivatives, Hedges and Financial Instruments

Natural Gas Contracts

Periodically, we entered into certain forward natural gas contracts, which are accounted for on a mark-to-market basis. We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments. At September 30, 2022 and December 31, 2021, we had no outstanding natural gas contracts accounted for on a mark-to-market basis. When present the valuations of the natural gas contracts are classified as Level 2.

For the three months ended September 30, 2021 we had no outstanding natural gas contracts. For the nine months ended September 30, 2021, we recognized a gain of $2.7 million (includes a realized gain of $1.5 million), all of which was recognized in the first quarter of 2021. The gain is classified as a reduction of cost of sales.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Derivatives, Hedges and Financial Instruments (continued)

Financial Instruments

At September 30, 2022 and December 31, 2021, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes included in the table below. The carrying value of our Senior Secured Notes approximates fair value and is classified as a Level 2 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	September 30, 2022		December 31, 2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$700	$602	$500	$516
1.
Based on a quoted price of 86.00 at September 30, 2022 and 103.25 at December 31, 2021.

7. Income Taxes

Provision (benefit) for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	170	(119)	1,067	(581)
Total Current	$170	$(119)	$1,067	$(581)

Deferred:
Federal	$1,557	$135	$32,236	$(2)
State	(947)	3	(1,026)	396
Total Deferred	$610	$138	$31,210	$394
Provision (benefit) for income taxes	$780	$19	$32,277	$(187)

For the three and nine months ended September 30, 2022 and 2021, the current provision (benefit) for state income taxes shown above includes regular state income tax, provisions for uncertain state income tax positions, the impact of state tax law changes and other similar adjustments.

Our estimated annual effective rate for 2022 includes the impact of permanent tax differences, limits on deductible compensation, valuation allowances and other permanent items.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results. Based on our analysis, we currently believe that it is more-likely-than-not our federal deferred tax assets will be able to be utilized. Thus, we estimate a $12.7 million reduction in the related valuation allowance associated with these federal deferred tax assets will be recognized throughout the year as part of the estimated annual effective tax rate applied to ordinary income. We have determined it is more-likely-than-not that a portion of our state deferred tax assets will not be able to be utilized. However, we estimate a $7.7 million reduction in the related valuation allowance associated with these state deferred tax assets will be recorded during the year.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes (continued)

The tax provision for the nine months ended September 30, 2022 was $32.3 million (16.4% provision on pre-tax income). The tax benefit for the nine months ended September 30, 2021 was $0.2 million (15% benefit on pre-tax income). For both periods, the effective tax rate is less than the statutory tax rate primarily due to the impact of the valuation allowances. For the nine months ended September 30, 2021, the effective tax rate was also impacted by the PPP loan forgiveness and state tax law changes.

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

The following table presents our net sales disaggregated by our principal product types:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In Thousands)
Net sales:
AN & Nitric Acid	$66,161	$47,453	$234,103	$154,029
Urea ammonium nitrate (UAN)	50,459	26,034	184,014	73,571
Ammonia	52,075	42,307	200,861	102,013
Other	15,578	11,405	49,079	36,398
Total net sales	$184,273	$127,199	$668,057	$366,011

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 21 months at September 30, 2022.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments. We had approximately $1.1 million and $1.6 million of contract liabilities as of September 30, 2022 and December 31, 2021, respectively. For the three and nine months ended September 30, 2022, revenues of $0.2 million and $1.5 million, respectively, were recognized and included in the balance at the beginning of the respective period. For the three and nine months ended September 30, 2021, revenues of $0.6 million and $2.2 million, respectively, were recognized and included in the balance at the beginning of the respective period.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At September 30, 2022, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations totals approximately $69 million, of which approximately 33% of this amount relates to 2022 through 2024, approximately 33% relates to 2025 through 2026, with the remainder thereafter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Related Party Transactions

As of September 30, 2022, we have two separate outstanding financing arrangements by an affiliate of Eldridge as discussed in footnotes (C) and (D) of Note 4. An affiliate of Eldridge holds $30 million of the New Notes.

During the third quarter of 2022, we exhausted the remaining repurchase authorization, including by repurchasing approximately 5.5 million shares at an average cost of approximately $12 per share in connection with a public offering by LSB Funding and SBT Investors, each of which is an affiliate of Eldridge as discussed in Note 1.

We were party to a death benefit agreement (“2005 Agreement”) with Jack E. Golsen (“J. Golsen”), who retired effective December 31, 2017. The 2005 Agreement provided that, upon J. Golsen’s death, we would pay to the designated beneficiary, a lump-sum payment of $2.5 million. J. Golsen passed away in April 2022. Further, we maintained and owned a life insurance policy with a face value of $3.0 million for which we were the beneficiary. The policy did not have any cash surrender value, premium payments were current, and the policy was in force at the time of Golsen’s death. We received the settlement payment of $3.0 million and paid the death benefit of $2.5 million in July 2022. We have recorded $3.0 million in a settlement of life insurance presented within non-operating other expense (income), net within our condensed consolidated statements of operations for the nine months ended September 30, 2022. The settlement of life insurance is included in our condensed consolidated statement of cash flows in “Other” investing activities.

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended
	September 30,
	2022	2021
	(In Thousands)
Cash payments (refunds) for:
Income taxes, net	$1,320	$(183)
Noncash investing and financing activities:
Accounts receivable, supplies, other assets, accounts payable and accrued liabilities associated with additions of property, plant and equipment	$29,752	$20,321
Accounts payable associated with debt-related costs	$385	$8,870
Loss on extinguishment of debt	$113	$—
Series E and Series F Redeemable Preferred and related dividends, accretion, and embedded derivative exchanged for common stock, net of related costs in accounts payable	$—	$301,403
Gain on extinguishment of PPP loan	$—	$10,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our September 30, 2022 condensed consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

Recent Business Developments

Signed Agreements for Low and No Carbon Ammonia Projects

In April 2022 we entered into an agreement with Lapis Energy to develop a project to capture and permanently sequester CO2 at our El Dorado, Arkansas facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will make 100% of the capital investment required for the project development. The project is expected to be completed by 2025, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and permanently sequester more than 450,000 metric tons of CO2 per year in underground saline aquifers, with the potential to increase this quantity based on potential debottlenecking projects at the facility. The permanently sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured beginning in 2026. Once in operation, the sequestered CO2 is expected to reduce LSB’s scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering more than 450,000 metric tons of CO2 annually is expected to enable LSB to produce over 375,000 metric tons of blue ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia.

In May 2022 we entered into agreements with Thyssenkrupp Uhde USA, LLC and Bloom Energy, (NYSE:BE) to develop a project to produce approximately 30,000 metric tons of zero-carbon or “green” ammonia per year at our Pryor, Oklahoma facility. Thyssenkrupp Uhde will develop the engineering design to convert a small portion of Pryor’s existing conventional or “grey” ammonia capacity into green ammonia. Pending results of the feasibility study currently underway and subsequent board approval, the project is planned to be constructed in two phases: first with Bloom supplying a 10-megawatt solid oxide electrolyzer, followed by the installation of an additional 20-megawatt alkaline electrolyzer unit, which we plan to source from a leading manufacturer. Bloom will operate and maintain the solid oxide electrolyzer. The green hydrogen produced from the electrolyzers is expected to qualify for federal incentive programs such as the production and tax credit under Internal Revenue Code Section 45V, which are up to $3 per kilogram of clean hydrogen beginning in 2023.

Continued Improvement in Product Sales

Our product sales and profitability increased in the third quarter of 2022 as compared to the third quarter of 2021. We generated these improved results despite conducting Turnarounds at two of our facilities while we conducted only one Turnaround in 2021. Selling prices for all of our major products were higher for the third quarter of 2022 as compared to last year due to a combination of supply and demand factors.

Elevated corn prices remain a significant driver to the strength of fertilizer pricing. Current U.S. corn prices reflect the impact on global corn supplies of dry conditions in South America, the Western U.S. and parts of Europe coupled with continued high demand for corn from China along with continued solid ethanol production levels and the anticipated impact of challenging early-season weather conditions on the domestic corn crop. Recent USDA forecasts point to U.S. corn acreage to be planted in the 2022-2023 planting season to be approximately 88.6 million acres lower than the 2021-2022 estimate of 93.3 million acres, due largely to the impact of wet weather throughout the Midwest during the spring planting season.

Also supporting the strength in fertilizer prices has been the high cost of natural gas in Europe. Natural gas is the primary feedstock for the production of ammonia. While down from earlier this year, natural gas prices in European markets have risen to levels that have negatively impacted the economics of ammonia production in that region, prompting producers to cease operations at some Europe-based facilities at various points throughout 2022. The resultant decrease in global production of ammonia has supported the strength in nitrogen-based fertilizer prices.

Further contributing to increased fertilizer prices as compared to year-ago levels has been the impact of the Russian invasion of Ukraine which has resulted in a reduction in global supply of corn, ammonia and natural gas and served to support already high prices for all three commodities.

As a result of the factors discussed above, we anticipate a heavier than typical application of agricultural ammonia this fall as farmers seek to replenish the nitrogen in their soil ahead of the 2023 planting season in order to maximize yields to capitalize on attractive corn pricing.

With respect to our industrial products, selling prices remain higher than a year ago largely as a result of the aforementioned factors pertaining to natural gas. The Tampa ammonia benchmark price remains well above its average price level of the past ten years, which is favorable for selling prices as many of our industrial contracts are indexed to this benchmark price. Demand trends for nitric acid, our largest industrial product category, have weakened in recent weeks, reflecting global economic uncertainty. We believe, however, that we have a meaningful degree of downside protection from the potential impacts of a recession given the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

According to the October Report, farmers planted approximately 88.6 million acres of corn in 2022, down 5% compared to the 2021 planting season. In addition, the USDA estimates the U.S. ending stocks for the 2022 Harvest will be approximately 30 million metric tons, a 15% decrease from the 2021 Harvest. The UDSA also lowered the expected yield for the 2022 Harvest, down approximately 3% from a year ago.

The following October 2022 estimates are associated with the corn market:

	2023 Crop	2022 Crop		2021 Crop
	(2022 Harvest)	(2021 Harvest)	Percentage	(2020 Harvest)	Percentage
	October Report (1)	October Report (1)	Change (2)	October Report (1)	Change (3)
U.S. Area Planted (Million acres)	88.6	93.3	(5.0%)	90.7	(2.3%)
U.S. Yield per Acre (Bushels)	171.9	176.7	(2.7%)	171.4	0.3%
U.S. Production (Million bushels)	13,895	15,074	(7.8%)	14,111	(1.5%)
U.S. Ending Stocks (Million metric tons)	29.8	35.0	(14.9%)	31.4	(5.1%)
World Ending Stocks (Million metric tons)	301.2	307.0	(1.9%)	292.8	2.9%

1.
Information obtained from WASDE reports dated October 12, 2022 (“October Report”) for the 2022/2023 (“2023 Crop”), 2021/2022 (“2022 Crop”) and 2020/2021 (“2021 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2023 Crop amounts compared to the 2022 Crop amounts.
3.
Represents the percentage change between the 2023 Crop amounts compared to the 2021 Crop amounts.

The current USDA corn outlook for corn planted during 2022 is for reduced supplies, greater feed and residual use, lower exports and corn used for ethanol and smaller ending stocks. The USDA lowered production estimates by 49 million bushels to 13.9 million and assumes average yields will fall to 171.9 bushels per acre. Export estimates fell by 126 million bushels, which the USDA attributes to both smaller supplies and light early-season demand. Feed and residual use firmed by 50 million bushels, while corn used for ethanol fell by the same amount. Ultimately, supply fell more than use, so USDA lowered 2022/23 ending stocks by 57 million bushels to 1.172 billion bushels. Ethanol is commonly made from corn and ethanol production is a large user of U.S. corn, currently representing approximately 37% of total U.S. corn demand.

Industrial and Mining Products

Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive and paper industries. Demand remains stable from domestic end-use markets, while orders from customers producing products largely for export to Europe and Asia have softened to a degree given weakening international economies. Importantly, in addition to our contractual agreements with industrial customers that specify minimum volumes, our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand. Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Our mining products are LDAN and AN solution, which are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining and to a lesser extent, for coal. Although our AN product is primarily sold for use in aggregates and precious metals mining operations, overall, we have been experiencing favorable trends in our mining business as rising global consumption of coal for energy has strengthened demand and pricing for AN. Overall, despite growing global recessionary forces, our industrial and mining business remains stable.

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

The following table shows the volume of natural gas we purchased and the average cost per MMBtu:

	Three Months Ended
	September 30,
	2022	2021
Natural gas volumes (MMBtu in millions)	6.0	6.6
Natural gas average cost per MMBtu	$7.65	$3.71

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

Our El Dorado Facility completed its scheduled ammonia plant Turnaround during the third quarter of 2022. Our Pryor Facility started its scheduled ammonia plant Turnaround during the third quarter which was completed in mid-October. Following those Turnarounds, they will be on a three-year and two-year ammonia plant Turnaround cycle, respectively.

Ammonia Production

Ammonia is the basic product used to produce all of our upgraded products. The ammonia production rates of our plants affect the total cost per ton of each product produced and the overall sales of our products. For 2022, we are targeting total ammonia production of approximately 750,000 tons to 780,000 tons despite Turnarounds at our Pryor and El Dorado Facilities, which lowered ammonia production during the third quarter by approximately 53,000 tons.

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

Consolidated Results of the Third Quarter of 2022

Our consolidated net sales for the third quarter of 2022 were $184 million compared to $127.2 million for the same period in 2021. Our consolidated operating income for the third quarter of 2022 was $13.1 million compared to $5.4 million for the same period in 2021. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Third Quarter

Selling Prices

For the third quarter of 2022, average selling prices for our key products increased approximately 39% to 76% compared to the third quarter of 2021. As discussed above under “Recent Business Developments,” increased demand, higher corn prices, and tighter supplies of nitrogen products contributed to the improved pricing.

For the third quarter of 2022, average industrial selling prices for most of our products were also higher compared to the same period of 2021, primarily driven by the $483 per metric ton increase in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Turnaround Activities

When a Turnaround is performed, overall results are negatively impacted. This impact includes lost contribution margin from lost sales, lost fixed cost absorption from lower production, and increased costs associated with repairs and maintenance. The effects of our Turnaround, exclusive of the impacts due to lost production during the downtime, are shown below:

		Turnaround	Turnaround Expense	Estimated Lost Production
Facility	Related Period	Downtime	(In Thousands)	(In Tons)
El Dorado	3rd Quarter 2022	27 days	$8,414	36,000
Pryor	3rd Quarter 2022	25 days	10,824	17,000
			$19,238	53,000

Cherokee	3rd Quarter 2021	40 days	$7,976	21,000
			$7,976	21,000

Change of Control and Special Dividend (2021 only)

As the result of the Exchange Transaction during the third quarter of 2021 Eldridge held over 60% of our outstanding shares of common stock on the closing in September 2021. A change of control event occurred as defined in certain agreements, including stock-based awards and cash-based awards. As a result, additional expense was recognized due to the change of control event. In addition, pursuant to anti-dilutive terms included in the cash-based awards, the number of units of cash-based awards increased due to the Special Dividend, also resulting in additional expense being recognized. In summary, we recognized approximately $5.0 million in expense, of which $1.2 million is classified as cost of sales and $3.8 million is classified as SG&A during the three months ended September 30, 2021.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table contains certain financial information:

	Three Months Ended
	September 30,			Percentage
	2022	2021	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$66,161	$47,453	$18,708	39%
Urea ammonium nitrate (UAN)	50,459	26,034	24,425	94%
Ammonia	52,075	42,307	9,768	23%
Other	15,578	11,405	4,173	37%
Total net sales	$184,273	$127,199	$57,074	45%

Gross profit:
Adjusted gross profit (1)	$57,450	$43,056	$14,394	33%
Depreciation and amortization (2)	(16,083)	(17,633)	1,550	(9)%
Turnaround expense	(19,238)	(7,976)	(11,262)	141%
Total gross profit	22,129	17,447	4,682	27%
Selling, general and administrative expense	9,138	11,600	(2,462)	(21%)
Other expense (income), net	(75)	474	(549)
Operating income	13,066	5,373	7,693	143%
Interest expense, net	12,193	12,956	(763)	(6)%
Non-operating other expense (income), net	(2,219)	1,326	(3,545)
Provision for income taxes	780	19	761	4005%
Net income (loss)	$2,312	$(8,928)	$11,240	126%

Other information:
Gross profit percentage (3)	12.0%	13.7%	(1.7)%
Adjusted gross profit percentage (3)	31.2%	33.8%	(2.6)%
Property, plant and equipment expenditures	$16,100	$11,252	$4,848
(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

	Three Months Ended
	September 30,			Percentage
Product (tons sold)	2022	2021	Change	Change
AN & Nitric Acid	125,446	135,279	(9,833)	(7)%
Urea ammonium nitrate (UAN)	115,352	82,555	32,797	40%
Ammonia	55,825	80,001	(24,176)	(30)%
Total	296,623	297,835	(1,212)	0%

	Three Months Ended
	September 30,			Percentage
Gross Average Selling Prices (price per ton)	2022	2021	Change	Change
AN & Nitric Acid	$527	$351	$176	50%
Urea ammonium nitrate (UAN)	$437	$315	$122	39%
Ammonia	$933	$529	$404	76%

	Three Months Ended
	September 30,			Percentage
Average Benchmark Prices (price per ton)	2022	2021	Change	Change
Tampa Ammonia Benchmark	$1,093	$610	$483	79%
UAN Southern Plains	$482	$355	$127	36%

Net Sales

Net sales of our primary products increased during the third quarter of 2022 compared to the prior year period driven by stronger pricing for all of our products. Partially offsetting the benefit of stronger pricing was lower sales volumes related to Turnaround activity at our El Dorado and Pryor Facilities.

Demand for our industrial and mining products remains stable despite growing global recessionary forces. Our contractual agreements with industrial customers that specify minimum volumes and our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand. Our AN product is primarily sold for use in aggregates and precious metals mining operations, overall, we have been experiencing favorable trends in our mining business as rising global consumption of coal for energy has strengthened demand and pricing for AN.

Gross Profit

As noted in the table above, we recognized a gross profit of $22.1 million for the third quarter of 2022 compared to $17.4 million for the same period in 2021, or a $4.7 million improvement. Overall, our gross profit percentage was 12.0% compared to 13.7% for the same period in 2021. Our adjusted gross profit percentage decreased to 31.2% for the third quarter of 2022 from 33.8% for the third quarter of 2021.

The increase in gross profit was primarily driven by higher sales prices for our products partially offset by lower volumes of our ammonia and acid products. The improvement in gross profit was also partially offset by overall higher average natural gas costs, which averaged $7.65 per MMBtu for 2022 as compared to $3.71 per MMBtu for 2021. As a percentage of sales, gross profit and adjusted gross profit were lower overall as a result of Turnaround activity at our El Dorado and Pryor Facilities during the third quarter of 2022 compared to 2021 where we completed a Turnaround at our Cherokee Facility.

Selling, General and Administrative

Our SG&A expenses were $9.1 million for the third quarter of 2022, a decrease of $2.5 million compared to the same period in 2021. The net decrease was primarily driven by approximately $3.8 million of expense due to change of control and anti-dilutive provisions included in certain agreements as discussed above under "Items Affecting Comparability of Results of the Third Quarter" partially offset by an increase in professional fees.

Non-operating Other Expense (Income), net

Non-operating other income for the third quarter of 2022 was $2.2 million primarily relating to interest income from our short-term investments. For the same period in 2021, we had non-operating expenses of $1.3 million which primarily related to the change in fair value of the embedded derivative included in the Series E Redeemable Preferred prior to its extinguishment through the completion of the Exchange Transaction during September 2021.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2022 was $0.8 million and for 2021 was minimal. The resulting effective tax rate for the third quarter of 2022 was 25.2%. For the third quarter of 2022, the effective tax rate is greater than the statutory rate primarily due to the impact of state taxes and valuation allowances. For the third quarter of 2021, the effective tax rate is less than the statutory rate primarily due to the impact of the PPP loan forgiveness, state tax law changes and valuation allowances. Also, see discussion in Note 7.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table contains certain financial information:

	Nine Months Ended
	September 30,			Percentage
	2022	2021	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$234,103	$154,029	$80,074	52%
Urea ammonium nitrate (UAN)	184,014	73,571	110,443	150%
Ammonia	200,861	102,013	98,848	97%
Other	49,079	36,398	12,681	35%
Total net sales	$668,057	$366,011	$302,046	83%

Gross profit:
Adjusted gross profit (1)	$330,732	$120,652	$210,080	174%
Depreciation and amortization (2)	(49,885)	(51,314)	1,429	(3)%
Turnaround expense	(25,064)	(8,823)	(16,241)	184%
Total gross profit	255,783	60,515	195,268	323%
Selling, general and administrative expense	29,711	28,938	773	3%
Other expense, net	377	217	160
Operating income	225,695	31,360	194,335
Interest expense, net	34,455	37,618	(3,163)	(8)%
Loss (gain) on extinguishment of debt	113	(10,000)	10,113
Non-operating other expense (income), net	(5,627)	2,466	(8,093)
Provision (benefit) for income taxes	32,277	(187)	32,464
Net income	$164,477	$1,463	$163,014

Other information:
Gross profit percentage (3)	38.3%	16.5%	21.8%
Adjusted gross profit percentage (3)	49.5%	33.0%	16.5%
Property, plant and equipment expenditures	$32,531	$26,101	$6,430
(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

	Nine Months Ended
	September 30,			Percentage
Product (tons sold)	2022	2021	Change	Change
AN & Nitric Acid	431,977	508,523	(76,546)	(15)%
Urea ammonium nitrate (UAN)	346,066	313,794	32,272	10%
Ammonia	192,076	229,788	(37,712)	(16)%
Total	970,119	1,052,105	(81,986)	(8)%

	Nine Months Ended
	September 30,			Percentage
Gross Average Selling Prices (price per ton)	2022	2021	Change	Change
AN & Nitric Acid	$542	$303	$239	79%
Urea ammonium nitrate (UAN)	$532	$234	$298	127%
Ammonia	$1,046	$444	$602	136%

	Nine Months Ended
	September 30,			Percentage
Average Benchmark Prices (price per ton)	2022	2021	Change	Change
Tampa Ammonia Benchmark	$1,185	$505	$680	135%
UAN Southern Plains	$563	$303	$260	86%

Net Sales

Agricultural product sales increased driven primarily by higher sales prices for all of our agricultural products partially offset by lower sales volumes of HDAN and ammonia resulting from the impact of wet weather which delayed the application of fertilizer products. Also lowering sales volume in 2022 was the activity from two Turnarounds at our El Dorado and Pryor Facilities compared to one Turnaround at our Cherokee Facility during 2021. Historically, we have built inventory of HDAN used for fertilizer in the second half of the year, to sell in season, during the first nine months of the following year. Due to a shift in product mix to nitric acid volumes beginning in the second quarter of 2021, which are more ratable, we did not have significant inventory build of AN over the latter half of 2021 to sell during the fertilizer season in 2022. As discussed above under “Recent Business Developments,” increased demand, higher corn prices and tighter supplies of nitrogen products contributed to the improved pricing.

Demand for our industrial and mining products remains stable despite growing global recessionary forces. Our contractual agreements with industrial customers that specify minimum volumes and our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand. Our AN product is primarily sold for use in aggregates and precious metals mining operations, overall, we have been experiencing favorable trends in our mining business as rising global consumption of coal for energy has strengthened demand and pricing for AN.

Gross Profit

As noted in the table above, we recognized a gross profit of $255.8 million for the first nine months of 2022 compared to $60.5 million for the same period in 2021, or a $195.3 million improvement. Overall, our gross profit percentage was 38.3% compared to 16.5% for the same period in 2021. Our adjusted gross profit percentage increased to 49.5% for the first nine months of 2022 from 33.0% for the first nine months of 2021.

The increase in gross profit was primarily driven by higher sales prices for our products and increased UAN sales volumes partially offset by lower volumes of ammonia and acids products. The improvement in gross profit was partially offset by overall higher average natural gas costs, which averaged $6.45 per MMBtu for the first nine months of 2022 as compared to $3.20 per MMBtu for the same period of 2021. Also reducing gross profit was the Turnaround activity at our El Dorado and Pryor Facilities during the third quarter of 2022 compared to 2021 where we had a Turnaround at our Cherokee Facility.

Selling, General and Administrative

Our SG&A expenses were $29.7 million for the first nine months of 2022, a slight increase of $0.8 million compared to the same period in 2021. The net increase was primarily driven by approximately $2.6 million of expenses relating to nonrecurring transaction fees, $1.6 million in insurance and other miscellaneous fees and approximately $0.4 million in other professional fees partially offset by approximately $3.8 million of expense due to change of control and anti-dilutive provisions included in certain agreements as discussed above under "Items Affecting Comparability of Results of the Third Quarter".

Interest Expense

Interest expense for the first nine months of 2022 was $34.5 million compared to $37.6 million for the same period in 2021. The decrease relates primarily to lower interest expense incurred from the new senior secured notes held during the first quarter of 2022 which carry an interest rate of 6.25% compared to the same period in 2021 which the old senior secured notes interest rate was 9.625%.

Gain on Extinguishment of Debt – PPP Loan Forgiven

In June 2021, our PPP loan was fully forgiven by the SBA and lender. As a result, we recognized a gain on the extinguishment of debt of $10 million for the second quarter of 2021.

Non-operating Other Expense (Income), net

Non-operating other income for the first nine months of 2022 was $5.6 million primarily relating to a recognized settlement of our company owned life insurance from the payment by our insurer of a death benefit relating to the death of J. Golsen as discussed in Note 9 and interest income from to our short-term investments. For the same period in 2021, we had non-operating operating expense of $2.5 million which primarily related to the change in fair value of the embedded derivative included in the Series E Redeemable Preferred prior to its extinguishment through the completion of the Exchange Transaction during September 2021.

Provision (Benefit) for Income Taxes

The provision for income taxes for the first nine months of 2022 was $32.3 million compared to a benefit of $0.2 million for the same period in 2021. For the first nine months of 2022, the effective tax rate is less than the statutory rate primarily due to the impact of valuation allowances. For the first nine months of 2021, the effective tax rate is less than the statutory rate primarily due to the impact of the PPP loan forgiveness, state tax law changes, and valuation allowances. Also, see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the nine months ended September 30:

	2022	2021	Change
	(In Thousands)
Net cash flows from operating activities	$259,182	$65,471	$193,711

Net cash flows from investing activities	$(392,948)	$(25,719)	$(367,229)

Net cash flows from financing activities	$71,257	$(23,161)	$94,418

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $259.2 million for the first nine months of 2022 compared to $65.5 million for the same period of 2021, a change of $193.7 million.

For the first nine months of 2022, the net cash provided is the result of a net income of $164.5 million plus adjustments of $50.0 million for depreciation and amortization of PP&E, $31.2 million for deferred taxes, other adjustments of $1.6 million and cash provided of $11.9 million primarily from our working capital.

For the first nine months of 2021, the net cash provided is the result of net income of $1.5 million plus adjustments of $51.4 million for depreciation and amortization of PP&E, other adjustments of $8.8 million less $10.0 million for a gain on extinguishment of debt, and net cash provided of $13.8 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $392.9 million for the first nine months 2022 compared to $25.7 million for the same period of 2021, a change of $367.2 million.

For the first nine months of 2022, the net cash used primarily relates to purchases of short-term investments of $423.1 million and expenditures for PP&E of $32.5 million partially offset by short-term investment maturities of $59.7 million.

For the first nine months of 2021, the net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $71.3 million for the first nine months of 2022 compared to net cash used of $23.2 million for the same period of 2021, a change of $94.4 million.

For the first nine months of 2022, the net cash provided primarily consists of proceeds of $200 million from the New Notes partially offset by payments for the acquisition of treasury shares of $101.9 million, payments on other long-term debt and short-term financing of $22.2 million, payments of $4.5 million for equity and debt-related cost and $0.1 million for other financing activities.

For the first nine months of 2021, the net cash used primarily consists of payments on other long-term debt and short-term financing of $20.2 million, payments of $2.6 million for equity and debt-related cost and $0.3 million for other financing activities.

Capitalization

The following is our total current cash, short-term investments, long-term debt and stockholders’ equity:

	September 30,	December 31,
	2022	2021
	(In Millions)
Cash and cash equivalents	$19.6	$82.1

Short-term investments	365.6	—
Total cash, cash equivalents and short-term investments	$385.2	$82.1
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2028 (1)	700.0	500.0
Secured Financing due 2023	5.3	7.7
Secured Financing due 2025	20.9	24.0
Secured Loan Agreement due 2025	—	5.3
Other	0.8	0.3
Unamortized discount and debt issuance costs	(12.9)	(9.7)
Total long-term debt, including current portion, net	$714.1	$527.6
Total stockholders' equity	$526.1	$460.5
(1)
See discussion contained in Note 4.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million. As of September 30, 2022, our Working Capital Revolver Loan was undrawn and had approximately $63.4 million of availability.

For the full year of 2022, we expect capital expenditures to be approximately $65 million. This capital spending is planned for reliability and maintenance capital projects.

From time to time, when the Company exceeds the funding threshold in our natural gas purchase commitments the Company is required to fund cash collateral to our counterparty.

We believe that the combination of our cash on hand, short-term investments, the availability on our revolving credit facility and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

During May 2022, our Board authorized a $50 million stock repurchase program. In August 2022, our Board authorized an increase in the size of the stock repurchase program to $100 million. During the third quarter of 2022, we exhausted the repurchase authorization under the stock repurchase program. In October 2022, our Board approved another expansion of the stock repurchase program, authorizing us to repurchase an additional $75 million of our outstanding common stock under the stock repurchase program.

As of September 30, 2022, we have approximately $385 million of cash and short-term investments. From time to time, we may seek to deploy capital through additional share repurchases or the retirement or purchase of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Compliance with Long - Term Debt Covenants

As discussed in Note 4, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of September 30, 2022, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB has $700 million aggregate principal amount of the 6.25% Senior Secured Notes currently outstanding, including the $200 million associated with the New Notes as discussed in footnote (B) of Note 4. Interest is to be paid semiannually in arrears on May 15th and October 15th, maturing October 15, 2028. The proceeds from the issuance of the New Notes were used to pay related transaction expenses, with the remainder intended to be used to pursue strategic acquisition opportunities, to fund organic growth and for general corporate purposes.

Secured Financing due 2023 – EDC is party to a secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023.

Secured Financing due 2025 – EDA is party to a $30 million secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Working Capital Revolver Loan – At September 30, 2022, our Working Capital Revolver Loan was undrawn and had approximately $63.4 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Capital Expenditures – First Nine Months of 2022

For the first nine months of 2022, capital expenditures relating to PP&E were $32.5 million. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $2.9 million during the first nine months of 2022 in connection with environmental projects. For the remainder of 2022, we expect to incur expenses ranging from $0.8 million to $1.1 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of September 30, 2022, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. These insurance bonds are expected to expire or be renewed later in 2022-2023.

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

It is also reasonably possible that the estimates and assumptions utilized as of September 30, 2022 could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At September 30, 2022, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At September 30, 2022, we had no outstanding natural gas contracts which are accounted for on a mark-to-market basis.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility. As of September 30, 2022, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022, at the reasonable assurance level.

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

•
the impact of Eldridge and its affiliates holding a substantial percentage of our common stock;
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

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, the following:

•
changes in the ownership percentage of Eldridge and its affiliates resulting in them no longer collectively holding a substantial percentage of common stock;
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

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASU	-	Accounting Standard Update.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The novel coronavirus disease of 2019.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Eldridge	-	Eldridge Industries, L.L.C.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EUC	-	Environmental Use Control.

FASB	-	Financial Accounting Standards Board.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Indenture	-	The agreement governing the 6.25% senior secured notes.

IRS	-	Internal Revenue Service.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C., an affiliate of Eldridge.

Maximum Revolver Amount	-	The maximum amount of outstanding advances available under our Working Capital Revolver Loan.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

New Notes	-	The senior secured notes issued March 8, 2022 with an interest rate of 6.25%, which mature in October 2028.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The senior secured notes issued on October 14, 2021 with an interest rate of 6.25%, which mature in October 2028.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

SBA	-	Small Business Administration.

SBT Investors	-	SBT Investors, L.L.C., an affiliate of Eldridge.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of Eldridge which matures in June 2023.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of Eldridge which matures in August 2025.

Senior Secured Notes	-	The Notes and New Notes, taken together due on October 15, 2028 with a stated interest rate of 6.25%.

SG&A	-	Selling, general and administrative expense.

Ton	-	A unit of weight equal to 2,000 pounds.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

U.S. GAAP	-	U.S. Generally Accepted Accounting Principles.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2005 Agreement	-	A death benefit agreement with Jack E. Golsen.

2021 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2020 and ended in 2021 and primarily relates to corn planted and harvested in 2020.

2022 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2021 and will end in 2022 and primarily relates to corn planted and harvested in 2021.

2023 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2022 and will end in 2023 and primarily relates to corn planted and harvested in 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2022, we exhausted the remaining repurchase authorization by repurchasing approximately 6.9 million shares at an average cost of approximately $13 per share, including 5.5 million shares that were repurchased at an average cost of approximately $12 per share in connection with a public offering by LSB Funding and SBT Investors, each of which is an affiliate of Eldridge.

The following table summarizes the Company’s purchase of its common stock for the quarter ended September 30, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 1 – July 31, 2022	125,100	$13.59	125,100	$34,907,150
August 1 – August 31, 2022	6,590,288	12.57	6,590,288	2,086,186
September 1 – September 30, 2022	139,054	15.31	139,054	—
Total	6,854,442	$12.64	6,854,442	$—
(1)
During May 2022, our Board authorized a $50 million stock repurchase program. In August 2022, our Board authorized an increase in the size of the stock repurchase program to $100 million. During the third quarter of 2022, we exhausted the repurchase authorization under the stock repurchase program. In October 2022, our Board approved another expansion of the stock repurchase program, authorizing us to repurchase an additional $75 million of our outstanding common stock under the stock repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 37.

Index to Exhibits Item 6.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on Form S-3 filed on November 16, 2021

3(ii)	Second Amended and Restated Bylaws of LSB Industries, Inc., dated July 19, 2021	Exhibit 3.1 to the Company’s Form 8-K filed July 20, 2021

10.1	The Board Representation Letter Agreement, dated as of August 10, 2022, by and among the Company, LSB Funding, SBT Investors and the other parties thereto	Exhibit 10.1 to the Company’s Form 8-K filed on August 15, 2022

10.2	The Rights Letter Agreement, dated as of August 10, 2022, by and among the Company, LSB Funding and SBT Investors	Exhibit 10.2 to the Company’s Form 8-K filed on August 15, 2022

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)
Filed herewith or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 2nd day of November 2022.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)