Form 10-K
period 2022-12-31
LSB INDUSTRIES, INC.
filed 2023-02-23
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes  No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2022, was approximately $426 million. As a result, the Registrant is an accelerated filer as of December 31, 2022. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and LSB Funding LLC were deemed to be owned by affiliates of the Registrant as of June 30, 2022. Such determination should not be deemed an admission that such executive officers, directors or entity of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 17, 2023, the Registrant had 76,129,079 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of its 2022 fiscal year, are incorporated by reference in Part III.

Auditor Firm Id:	00042	Auditor Name:	Ernst & Young LLP	Auditor Location:	Oklahoma City, OK, United States

		Page
	PART I

Item 1.	Business	3

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	24

Item 2.	Properties	24

Item 3.	Legal Proceedings	24

Item 4.	Mine Safety Disclosures	24

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

Item 6.	[RESERVED]	25

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 8.	Financial Statements and Supplementary Data	38

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	38

Item 9A.	Controls and Procedures	38

Item 9B.	Other Information	41

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	41

	PART III

	(Items 10, 11, 12, 13, and 14)	41

The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of its 2022 fiscal year covered by this report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	41

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

The Company was formed in 1968 as an Oklahoma corporation and became a Delaware corporation in 1977. We manufacture and market chemical products for the agricultural, industrial and mining markets. We own and operate three multi plant facilities in El Dorado, Arkansas (the “El Dorado Facility”), Cherokee, Alabama (the “Cherokee Facility”), and Pryor, Oklahoma (the “Pryor Facility”), and we operate a facility on behalf of Covestro LLC (“Covestro”) in Baytown, Texas (the “Baytown Facility”). Our products are sold through distributors and directly to end customers throughout the United States and parts of Mexico, Canada and the Caribbean.

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

The chart below highlights representative products and applications in each of our end markets.

End Market	Products	Applications
Agricultural	UAN, HDAN and ammonia	Fertilizer and fertilizer blends for corn and other crops; NPK fertilizer blends
Industrial	Nitric acid, ammonia, sulfuric acid, and DEF, ammonium nitrate and CO2

Semi-conductor and polyurethane intermediates, ordnance; Pulp and paper, alum, water treatment, metals and vanadium processing; Power plant emissions abatement, water treatment, refrigerants, metals processing; Exhaust stream additive, horticulture / greenhouse applications; refrigeration

Mining	LDAN, AN solution and HDAN	Ammonium nitrate fuel oil (ANFO) and specialty emulsions for mining applications, surface mining, quarries, and construction

The following table summarizes net sales information relating to our products:

	2022	2021
Percentage of consolidated net sales:
AN & Nitric Acid	35%	41%
Urea ammonium nitrate (UAN)	27%	22%
Ammonia	31%	28%
Other	7%	9%
	100%	100%

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

Key Operating Initiatives for 2023

As discussed in more detail under “Key Operating Initiatives for 2023” of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) contained in Item 7 of this report, we believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•
Investing to improve Environmental, Health & Safety and Reliability at our Facilities while Supplying our Customers with Products of the Highest Quality.
•
Continue Broadening the Distribution and Optimization of our Product Mix.
•
Development and Implementation of a Strategy to Capitalize on Low Carbon Ammonia and Clean Energy Opportunities.
•
Evaluate and Pursue Organic Capacity Expansion.
•
Pursue Acquisitions of Strategic Assets or Companies.

As for our liquidity, we had approximately $458.5 million of combined cash, short-term investments and borrowing capacity at the end of 2022, which we believe provides us with ample liquidity to fund our operations and meet our current obligations. Also see discussions under “Liquidity and Capital Resources” of our MD&A.

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

Looking forward to 2023, elevated corn prices remain a significant driver to the strength of fertilizer pricing. U.S. corn stock to use ratios are at their lowest levels in a decade reflecting the impact on global corn supplies from dry conditions in South America, the Western U.S. and parts of Europe. As a result, corn prices remain near 10-year highs suggesting that farmers will likely be incentivized to maximize yield through the coming planting season in order to capitalize on the favorable economics. Subject to supportive weather conditions, this should translate into strong demand and above historic average pricing for nitrogen fertilizers in the coming planting season. Natural gas prices in Europe were a driver of historically high nitrogen prices in 2022. While having declined in recent months, natural gas prices in European markets remain above 10-year averages keeping production costs for European producers substantially higher than those in the U.S. and allowing ammonia prices to remain at attractive levels for U.S. producers.

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

Looking forward to 2023, demand from industrial markets remains generally stable with domestic end-use markets continuing to be stronger than those in Europe and Asia. Inflation and other economic pressures are impacting some parts of the chemical manufacturing industry while mining activity remains strong. While economic concerns persist for 2023, we believe that we have a meaningful degree of downside protection from the potential impacts of a recession given the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

Raw Materials

The products we manufacture at our facilities are primarily derived from natural gas. This raw material feedstock is a commodity and subject to price fluctuations. Natural gas is the primary raw material for producing ammonia, UAN, nitric acid and acid blends and other products at our El Dorado, Cherokee and Pryor Facilities. For 2022, we purchased approximately 27.8 million MMBtus of natural gas.

The chemical facilities’ natural gas feedstock requirements are generally purchased at spot market price. Periodically, we enter into volume purchase commitments and/or forward contracts to lock in the cost of certain of the expected natural gas requirements primarily to match quantities needed to produce product that has been sold forward. At December 31, 2022, we had natural gas contracts of approximately 8.1 million MMBtus, at an average cost of $6.25 per MMBtu. These contracts extend through December 2023.

See further discussion relating to the outlook for our business under “Key Industry Factors.”

Competition

We operate in a highly competitive market with many other larger chemical companies, such as Advansix, Inc., Austin Powder Company, CF Industries Holdings, Inc., Chemtrade Logistics L.L.C., Cornerstone Chemical, CVR Partners, Dyno Nobel, a subsidiary of Incitec Pivot Limited, Ecovyst, Inc., Eurochem North America, Fertinal, Helm AG, International Raw Materials, Ltd., Interoceanic Corporation, Koch Industries, Macro-Source L.L.C., Norfalco, N-7 L.L.C., Nutrien, Orica Limited, Southern States Chemical, Trammo Inc., Veolia North America and Yara International (some of whom are our customers), many of whom have greater financial and other resources than we do. We believe that competition within the markets we serve is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

Human Capital Management

As of December 31, 2022, we employed 571 persons, 180 whom are represented by unions under collective bargaining agreements. We have three 3-year union contracts which were successfully ratified in 2022.

Oversight & Management

Our success depends on the capabilities and strength of our workforce. Our People Operations Director is responsible for developing and executing our human capital strategy. This strategy includes the acquisition, development, and retention of talent as well as the enhancement of benefits and employee experience to deliver on our overall strategy. Our Chief Executive Officer (“CEO”) regularly updates our Board of Directors (“Board”) on the operation and status of these human capital activities including:

•
Training & Development– We are committed to the continued development of our employees. Quarterly reviews of operations and talent occur across all operational business units and corporate functions. It is the responsibility of the CEO and the executive staff to review talent data on an annual basis and plan development actions to ensure succession and continuous improvement and growth.
•
Engagement – We believe that we have favorable relations with our employees. Approximately 32% of our employees are represented under collective bargaining agreements. We take proactive measures, such as conducting employee surveys to understand and drive employee engagement. Additionally, we conduct benefit surveys annually in an effort to ensure that any changes to benefits are improvements or add value for employees. Each of our business units conducts roundtable discussions to develop action plans to improve the work environment and culture. We have continued to increase our communication and recognition efforts with employees, which our workforce has recognized favorably.
•
Health and Safety – Our Health and Safety Management System continues to build to establish a consistent and robust approach to enhance safety and a culture of compliance at each business unit. This system is guided by an executive committee that provides focus and priority to compliance and industry best practices that protect our employees while performing work within our operations. Each business team is responsible for evaluating its unique operations and applying the defined controls to engage employees and manage injury risk. We use leading and lagging metrics, such as near miss tracking, assigning potential risk consequences to events, incident tracking, and releases to monitor our performance and effectiveness across our operations and individual business teams. Events are investigated based on risk using root cause analysis tools and corrective actions are tracked to ensure prevention. In addition, the management system includes periodic third-party audits and internal self-assessment to continuously improve.

Like many other companies, we had experienced challenges resulting from the novel coronavirus of 2019 ("COVID-19") pandemic but due to our focused energy and effort on protecting our employees and their families from potential virus exposure while continuing safe and compliant operations we had no business interruptions or work stoppage in 2022.

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

Available Information

We make available free of charge through our Internet website (www.lsbindustries.com) or by calling Investor Relations (405) 510-3550 our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition to the reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website. The information included in our website does not constitute part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

1.
Risks Relating to Our Liquidity

We may not be able to generate sufficient cash to service our debt and may be required to take other actions to satisfy the obligations under our debt agreements, which may not be successful.

Our ability to make scheduled payments on our debt obligations depends on our financial condition and operating performance, prevailing economic and competitive conditions, and certain financial, business and other factors, some of which may be beyond our control. We may not be able to maintain a level of cash flows sufficient to pay the principal and interest on our debt, including the $700 million principal amount of our 6.25% Senior Secured Notes due 2028 (the “New Notes”).

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

COVID-19 has evolved into a global pandemic and the full extent of its impact will depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact. In addition, a significant downturn in global economic growth, or recessionary conditions in major geographic regions as a result of a resurgence of the COVID-19 pandemic or the emergence of a similar pandemic, may lead to reduced demand for a portion or all our products. Legislative, regulatory, judicial or social influences related to the COVID-19 pandemic may affect our financial performance and our ability to conduct our business.

An extended period of remote work arrangements due to the COVID-19 pandemic could also exacerbate cybersecurity risks. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems. We are also required to effect electronic transmissions with third parties including clients, vendors and others with whom we do business, and with our Board. We believe we have implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, measures, controls and procedures and perform third-party risk assessments; however, there can be no guarantee that such systems, measures, controls and procedures will be effective, that we will be able to establish secure capabilities with all of third parties, or that third parties will have appropriate controls in place to protect the confidentiality of our information. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability.

Terrorist attacks and other acts of violence or war, such as Russia’s occupation of Ukraine, and natural disasters (such as hurricanes, etc.), have negatively affected and could negatively affect U.S. and foreign companies, the financial markets, the industries where we operate, our operations and our profitability.

Terrorist attacks in the U.S and elsewhere, including Russia’s occupation of Ukraine, and natural disasters (such as hurricanes or pandemic health crises) have in the past and can in the future negatively affect our operations. We cannot predict further terrorist attacks and natural disasters in the U.S. and elsewhere. These attacks or natural disasters have contributed to economic instability in the U.S. and elsewhere, and further acts of terrorism, violence, war or natural disasters could affect the industries where we operate, our ability to purchase raw materials, our business, results of operations and financial condition. In addition, terrorist attacks and natural disasters may directly affect our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could affect our sales, our production capability and our ability to deliver products to our customers. In the past, hurricanes affecting the Gulf Coast of the U.S. have negatively affected our operations and those of our customers. As previously noted, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects, whether anthropogenic or otherwise, were to occur in areas where we or our clients operate, they could have an adverse effect on our business, financial condition and results of operations.

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

Our nitrogen production is concentrated in four separate complexes. The suspension of operations at any of these complexes, or significant impacts on any of their operations as a result of a supply chain disruption, could adversely affect our ability to produce our products and fulfill our commitments and could have a material adverse effect on liquidity, financial condition, results of operations and business.

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

The Russian invasion of the Ukraine may expand into a broader international conflict that could adversely affect multiple channels of commerce and markets.

While the occupation of Ukraine has had an effect on commodity prices and fertilizer supply (primarily ammonia and urea from Russia), there is no guarantee that the current conflict will not draw military intervention from other countries or retaliation from Russia, which, in turn, could lead to a much larger conflict. It is possible that supply chain, trade routes and the markets we currently serve could be adversely affected, which, in turn, could materially, adversely affect the our business operations and financial performance.

A substantial portion of our sales is dependent upon a limited number of customers.

For 2022, nine customers accounted for approximately 58% of our consolidated net sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business, results of operations, financial condition and liquidity if we are unable to replace a customer with other sales on substantially similar terms.

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

Domestic and regional inflation trends, increased interest rates and other factors could lead to the erosion of economies and adversely impact us.

Both the U.S. and many other countries are experiencing inflation, which, in turn, is leading to increase costs in multiple industry segments, including agriculture and related industries. The persistence of inflation has led central bankers to increase interest rates within their regions. There is no guarantee that these measures will arrest the inflationary trend. Further, these factors, taken together with reduced productivity and constraints on the labor supply could lead to recessionary periods in the regions in which the Company does business. While we will take measures within our control to manage the effects of inflation, higher interest rates and other factors, ultimately, they are outside of our control. Further, the persistence and/or severity of one or more of them could adversely affect our financial performance and/or operations.

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

The price of natural gas in North America and worldwide has been volatile in recent years and had declined on average due in part to the development of significant natural gas reserves, including shale gas, and the rapid improvement in shale gas extraction techniques, such as hydraulic fracturing and horizontal drilling. However, recent disruptions in the global supply chain and increased inflation in the United States have led to reduced availability and increased prices of natural gas and they may continue to have an impact in the near term in fiscal year 2023. Future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or hydraulic fracturing or increase its cost or by reduction in oil exploration and development prompted by lower oil prices and resulting in production of less associated natural gas. Additionally, increased demand for natural gas, particularly in the Gulf Coast Region, due to increased industrial demand and increased natural gas exports could result in increased natural gas prices.

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

We may utilize natural gas derivatives to economically hedge our financial exposure to the price volatility of natural gas, the principal raw material used in the production of nitrogen-based products. We may use futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges to hedge our risk. Our use of derivatives can result in volatility in reported earnings due to the unrealized mark-to-market adjustments that occur from changes in the value of the derivatives that do not qualify for, or to which we do not apply, hedge accounting. To the extent that our derivative positions lose value, we may be required to post collateral with our counterparties, adversely affecting our liquidity. We have also used fixed-price, physical purchase and sales contracts to hedge our exposure to natural gas price volatility. Hedging arrangements are imperfect and unhedged risks will always exist. In addition, our hedging activities may themselves give rise to various risks that could adversely affect us. For example, we are exposed to counterparty credit risk when our derivatives are in a net asset position. The counterparties to our derivatives are multi-national commercial banks, major financial institutions or large energy companies. Our liquidity could be negatively impacted by a counterparty default on settlement of one or more of our derivative financial instruments or by the trigger of any cross-default provisions or credit support requirements. Additionally, the International Swaps and Derivative Association master netting arrangements for most of our derivative instruments contain credit-risk-related contingent features, such as cross-default and/or acceleration provisions and credit support requirements. In the event of certain defaults or a credit ratings downgrade, our counterparty may request early termination and net settlement of certain derivative trades or may require us to collateralize derivatives in a net liability position. At other times we may not utilize derivatives or derivative strategies to hedge certain risks or to reduce the financial exposure of price volatility. As a result, we may not prevent certain material adverse impacts that could have been mitigated through the use of derivative strategies.

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

In January 2017, the U.S. Environmental Protection Agency (“EPA”) finalized revisions to its Risk Management Program (“RMP”). The revisions include new requirements for certain facilities to perform hazard analyses, third-party auditing, incident investigations and root cause analyses, emergency response exercises, and to publicly share chemical and process information. Compliance with many of the rule’s new requirements became required beginning in 2021. The EPA temporarily delayed the rule’s effective date however, the delay was subsequently vacated with an immediate effective date. On December 3, 2018, the EPA published a final rule that incorporates amendments to the RMP under 40 CFR Part 68. However, on November 21, 2019, EPA finalized its Risk Management Program Reconsideration Rule which rescinded third-party auditing, incident investigation and root cause analysis, and the public sharing of specific chemical and process information. The passage of the Reconsideration Rule has reduced the potential negative effect on the profitability of our AN business compared to the January 2017 RMP amendments. The Occupational Safety and Health Administration is likewise considering changes to its Process Safety Management standards. In addition, DHS, the EPA, and the Bureau of Alcohol,

Tobacco, Firearms and Explosives updated a joint chemical advisory on the safe storage, handling, and management of AN. While these actions may result in additional regulatory requirements or changes to our operators, it is difficult to predict at this time how these and any other possible regulations, if and when adopted, will affect our business, operations, liquidity or financial results.

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

5.
Risks Relating to Human Capital

Loss of key personnel and other employees could negatively affect our business.

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

In recent years, as competition for employees in our industry has increased, we may experience higher than anticipated levels of employee attrition. Employee turnover and associated costs of rehiring, the loss of human capital and expertise through attrition and the reduced ability to attract talent could impair our ability to operate our business.

We are subject to collective bargaining agreements with certain employees.

Approximately 32% of our employees are covered by collective bargaining agreements. We may not be able to renew our collective bargaining agreements on terms similar to current terms or renegotiate collective bargaining agreements on terms acceptable to us. The prolonged failure to renew or renegotiate a collective bargaining agreement could result in work stoppages. Additionally, if a collective bargaining agreement is negotiated at higher-than-anticipated cost, absorbing those costs or passing them through to customers in the form of higher prices may make us less competitive.

6.
Risks Relating to Shareholders

Affiliates of Eldridge have significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

LSB Funding and SBT Investors, each of which is an affiliate of Eldridge, beneficially own, in the aggregate approximately 26% of our outstanding common stock as of December 31, 2022. Additionally, pursuant to the Board Representation and Standstill Agreement, as amended, SBT Investors has certain board member nomination rights based on the size of our Board and its and LSB Fundings' holdings. For as long as the Eldridge-affiliated stockholders continue to beneficially own a substantial percentage of the voting power of our outstanding common stock, Eldridge and its affiliates will continue to have significant influence over us. For example, they will be able to strongly influence the election of all of the members of our board of directors and our business and affairs, including certain determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends.

Additionally, Eldridge manages businesses across a range of industries and may acquire and hold interests in businesses that compete directly or indirectly with us. Eldridge may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

We have authorized and unissued (including shares held in treasury) approximately 73.7 million shares of common stock and approximately 5.2 million shares of preferred stock as of December 31, 2022. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

The foregoing provisions and agreements may discourage a third-party tender offer, proxy contest, or other attempts to acquire control of us and could have the effect of making it more difficult to remove incumbent management. In addition, Eldridge, through its affiliates, and the Golsen Holders have significant voting power and rights to designate board representatives, all of which may further discourage a third-party tender offer, proxy contest, or other attempts to acquire control of us.

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

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. Our Board has not made a decision whether or not to pay dividends on our common stock in 2023. In addition, there are certain limitations contained in our loan agreements that may limit our ability to pay dividends on our outstanding common stock.

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
•
changes in federal, state and local laws and regulations, or in the interpretation of such laws and regulations;
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

Defined Terms

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

Ammonia Plant	-	New ammonia plant at the El Dorado Facility.

ARO	-	Asset retirement obligation.

ASC	-	Accounting Standard Codification.

ASU	-	Accounting Standard Update.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

Board	-	Board of Directors

CAO	-	A consent administrative order.

CARES	-	Coronavirus Aid, Relief, and Economic Security Act.

CEO	-	Chief Executive Officer.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

CoC	-	Change of Control

Covestro	-	Covestro L.L.C.

COVID-19	-	The novel coronavirus disease of 2019.

CBS	-	U.S. Chemical Safety and Hazard Investigation Board.

CVR	-	Coffeyville Resources Nitrogen Fertilizers, L.L.C.

D&A	-	Depreciation and amortization.

DEF	-	Diesel Exhaust Fluid.

DHS	-	The U.S. Department of Homeland Security.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

EDN	-	El Dorado Nitrogen L.L.C.

EIA	-	U.S. Energy Information Administration

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EPA	-	The U.S. Environmental Protection Agency.

ERP	-	Enterprise resource planning software.

EUC	-	Environmental Use Control.
Eldridge	-	Eldridge Industries, L.L.C.
Exchange Agreement	-	A Securities Exchange Agreement between LSB Funding L.L.C. and affiliate of Eldridge Industries, L.L.C. and LSB.

Exchange Transaction	-	The exchange of shares of the Series E and Series F Redeemable Preferred for shares of common stock pursuant to the Exchange Agreement.

FASB	-	Financial Accounting Standards Board.

February Report	-	WASDE report dated February 8, 2023.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

GAAP	-	U.S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, Barry H. Golsen and certain of their related parties, as defined in the Board Representation and Standstill Agreement, as amended.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Indenture	-	The agreement governing the 6.25% Senior Secured Notes.

J. Golsen	-	Jack E. Golsen.

KDHE	-	The Kansas Department of Health and Environment.

Koch Fertilizer	-	Koch Fertilizer L.L.C.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

Liquidation Preference	-	The Series E Redeemable Preferred liquidation preference of $1,000 per share plus accrued and unpaid dividends plus the participation rights value.

LSB	-	LSB Industries, Inc.

LSB Funding	-	LSB Funding L.L.C., an affiliate of Eldridge.

Maximum Revolver Amount	-	Advances up to $65 million through the Working Capital Revolver Loan.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

New Notes	-	The senior secured notes issued on October 14, 2021 with an interest rate of 6.250%, which mature in October 2028.

NOL	-	Net Operating Loss.

NOL Rights Agreement	-	Section 382 Rights Agreement.

Note	-	A note in the accompanying notes to the consolidated financial statements.

NPDES	-	National Pollutant Discharge Elimination.

NPK	-	Compound fertilizer products which are a solid granular fertilizer product for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.

ODEQ	-	The Oklahoma Department of Environmental Quality.

Old Notes	-	The notes issued on April 28, 2018 with an interest rate of 9.625%, which mature in May 2023.

PAR	-	Permit Appeal Resolution

PBRS	-	Performance-based restricted stock.

PBRSU	-	Performance-based restricted stock unit.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

Retirement Date	-	Date of retirement of Jack E. Golsen as Executive Chairman of the Board, December 31, 2017.

RFS	-	Federal renewable fuel standards.

RMP	-	Risk Management Program.

RSU	-	Restricted stock unit.

SARs	-	Stock Appreciation Rights.

SBA	-	U.S. Small Business Administration.

SBT Investors	-	SBT Investors LLC, an affiliate of Eldridge.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of LSB Funding L.L.C. which matures in June 2023.

Secured Financing Agreement due 2025	-	A secured financing arrangement between EDA and an affiliate of LSB Funding L.L.C. which matures in August 2025.

Secured Loan Agreement due 2025	-	A secured loan agreement between EDC and an affiliate of LSB Funding L.L.C. which matures in March 2025.

Secured Promissory Note due 2021	-	A secured promissory note between EDC and a lender which, matured in March 2021.

Senior Secured Notes	-	Senior secured notes with a stated interest rate of 9.625%, which were redeemed in October 2021.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Special Dividend	-	A stock split in the form of a common stock dividend declared by our Board.

Special Meeting	-	Meeting of our stockholders held during the third quarter of 2021.

Transition Agreement	-	An agreement between Jack E. Golsen and LSB, dated June 30, 2017.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonia nitrate.

U.S.	-	United States.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2005 Agreement	-	A death benefit agreement with Jack E. Golsen.

2008 Plan	-	The 2008 Incentive Stock Plan.

2016 Plan	-	The 2016 Long Term Incentive Plan.

2021 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2020 and ended in 2021 and primarily relates to corn planted and harvested in 2020.

2022 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2021 and ended in 2022 and primarily relates to corn planted and harvested in 2021.

2023 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2022 and will end in 2023 and primarily relates to corn planted and harvested in 2022.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table presents our significant properties for 2022:

Facility	El Dorado Facility	Cherokee Facility	Pryor Facility	Baytown Facility	Chemical Distribution Centers
Location	El Dorado, AR	Cherokee, AL	Pryor, OK	Baytown, TX	(A)
Plant Area (acres)	150	160	47	2
Site Area (acres)	1,400	1,300	104	(B)
Site Status	Owned	Owned	Owned	Operating Agreement	(A)
Ammonia Production Capacity (tons)	493,000 (C)	188,000 (D)	246,000 (E)	Not Applicable

(A)
We distribute our agricultural products through 7 wholesale and retail distribution centers, with 6 of the centers located in Texas (5 of which we own and 1 of which we lease); and 1 center located in Missouri (owned).
(B)
This facility is located within a chemical production complex owned by Covestro.
(C)
The ammonia production capacity is based on optimal 1,350 tons per day of production for the year but excludes 27 Turnaround days during 2022.
(D)
The ammonia production capacity is based on 515 tons per day of production for the year. The Cherokee Facility did not perform a Turnaround during 2022.
(E)
The ammonia production capacity is based on 675 tons per day of production for the year but excludes 38 Turnaround days during 2022.

For 2022, our facilities produced approximately 732,000 tons of ammonia.

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

Stockholders

As of February 17, 2023, we had approximately 335 record holders of our common stock which was obtained from our transfer agent. This number does not include investors whose ownership is recorded in the name of their brokerage company.

Equity Compensation Plans

Discussions relating to our equity compensation plans under Item 12 of Part III are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before March 28, 2023.

Sale of Unregistered Securities

During 2022, we completed the repurchase authorizations by repurchasing approximately 13.2 million shares at an average cost of approximately $13 per share, including fees, including 9.0 million shares that were repurchased at an average cost of approximately $13 per share in connection with public offerings by LSB Funding and SBT Investors, each of which is an affiliate of Eldridge.

The following table summarizes the Company’s purchase of its common stock for the year ended December 31, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
May 1 – May 31, 2022	29,213	$19.98	29,213	$49,416,245
June 1 – June 30, 2022	719,224	$17.81	719,224	36,606,634
July 1 – July 31, 2022	125,100	$13.59	125,100	34,907,150
August 1 – August 31, 2022	6,590,288	12.57	6,590,288	2,086,186
September 1 – September 30, 2022	139,054	15.31	139,054	—
October 1 - October 31, 2022	—	—	—	75,000,000
November 1 - November 30, 2022	3,871,516	13.04	3,871,516	24,483,801
December 1 - December 31, 2022	1,693,399	14.51	1,693,399	—
Total	13,167,794	$13.30	13,167,794	$—
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A should be read in conjunction with a review of the other Items included in this Form 10-K and our December 31, 2022 consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the consolidated financial statements. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and through our subsidiaries, we manufacture and sell chemical products for the agricultural, mining, and industrial markets. We own and operate three multi plant facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma, and operate a facility on behalf of Covestro in Baytown, Texas. Our products are sold through distributors and directly to end customers, primarily throughout the U.S. and parts of Mexico, Canada and the Caribbean.

Key Operating Initiatives for 2023

We expect our future results of operations and financial condition to benefit from the following key initiatives:

•
Investing to improve Environmental, Health & Safety and Reliability at our Facilities while Supplying our Customers with Products of the Highest Quality.

▪
We believe that our operational progress over the past several years represents proof that high safety standards not only enable us to protect what matters, which is the well-being of our employees, but also translates into improved plant performance. In 2023 we remain focused on our efforts to further the progress we’ve made with our safety programs to move closer to attaining zero injuries. We plan to invest additional capital at all three of our facilities during 2023 to build upon the success we have had in implementing enhanced safety programs during the last several years.
▪
We have multiple initiatives currently underway focused on continuing to improve the reliability of our plants as we advance towards our 95% on-stream operating rate goal. Progress towards this goal would enable us to produce greater volumes of product for sale while lowering our unit cost of production thereby increasing our overall profitability. Additionally, our product quality program continues to focus on providing products to our customers that meet our quality standards.
•
Continue Broadening the Distribution and Optimization of our Product Mix. Over the course of 2022, we were successful in improving upon the production capacity of our plants, particularly through Turnarounds at two of our facilities. We plan to continue to expand the distribution of our products by partnering with customers to take product into different markets, while also focusing on opportunities to upgrade our margins through the optimization of our product mix. In January of 2023, we took over direct distribution of our Pryor facility’s UAN production following several years of working with a third party to sell the product. We believe that this, combined with continued expansion of our customer relationships and the robust market analysis capabilities we have developed, will make us more effective in identifying and capitalizing on the most profitable distribution opportunities for our products. Additionally, we will continue to progress several capital improvement projects during 2023 that are related to our storage and distribution capabilities that we believe will assist us in improving our overall margins.
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

As a result, we are currently evaluating and developing projects that could enable us to become a producer and marketer of blue and green ammonia and other derivative products. Blue ammonia is produced using natural gas and conventional processes but includes an additional stage where the carbon dioxide emissions are captured and permanently stored in deep underground rock formations. The resulting low carbon emission product, we believe, can be sold at a premium to agricultural, industrial, mining, power generation and marine customers seeking to reduce their carbon footprint and potentially capitalize on government incentives. Green ammonia is ammonia produced using renewable energy to power electrolyzers that extract hydrogen from water, resulting in zero-carbon production of ammonia, which we believe can also be sold at a premium to a variety of customers and industries around the world.

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

•
Evaluate and Pursue Organic Capacity Expansion. We are evaluating opportunities across all of our facilities to increase production capacity through the implementation of several potential debottlenecking projects. Our initial calculations suggest that, assuming mid-market pricing for Tampa ammonia, UAN and natural gas, these projects could potentially represent significant incremental annual profitability. We expect to progress our evaluations during 2023 with the goal of making a recommendation to our Board by mid-year 2023.
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

Recent Business Developments

Signed Agreements for Low and No Carbon Ammonia Projects

In April 2022 we entered into an agreement with Lapis Energy to develop a project to capture and permanently sequester CO2 at our El Dorado, Arkansas facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will make 100% of the capital investment required for the project development. The project is expected to be completed by 2025, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and permanently sequester more than 450,000 metric tons of CO2 per year in underground saline aquifers, with the potential to increase this quantity based on a potential debottlenecking project at the facility. The permanently sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured beginning in 2026. Once in operation, the sequestered CO2 is expected to reduce LSB’s scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering more than 450,000 metric tons of CO2 annually is expected to enable LSB to produce over 375,000 metric tons of blue ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. We recently achieved a key milestone in the advancement of our blue ammonia project at El Dorado by filing a permit application with the U.S. Environmental Protection Agency to develop a Class VI well. Upon approval of the Class VI permit, construction will begin on the infrastructure required to capture and sequester CO2 at El Dorado.

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

Continued Improvement in Product Sales

Our product sales and profitability increased significantly in 2022 as compared to 2021. We generated these improved results despite conducting Turnarounds at two of our facilities while we conducted only one Turnaround in 2021. Selling prices for all of our major products were higher for 2022 as compared to last year due to a combination of supply and demand factors.

Elevated corn prices remain a significant driver to the strength of fertilizer pricing. Current U.S. corn prices reflect the impact on global corn supplies of dry conditions in South America, the Western U.S. and parts of Europe. Recent U.S. Department of Agriculture (“USDA”) forecasts point to U.S. corn acreage to be planted in the 2022-2023 planting season to be approximately 88.6 million acres, lower than the 2021-2022 estimate of 93.3 million acres, due largely to the impact of wet weather throughout the Midwest during the spring planting season. As a result of the reduction in acres planted for the 2022-2023 season and the impact on global corn stocks which remain below usage levels, we believe that acres planted for the 2023-2024 season could increase to approximately 92 million acres, which we would expect to drive increased demand for fertilizers.

Also supporting the strength in fertilizer prices has been the high cost of natural gas in Europe. Natural gas is the primary feedstock for the production of ammonia. While currently down from levels seen throughout much of 2022, natural gas prices in European markets remain above 10-year averages which has impacted the economics of ammonia production in that region, prompting producers to cease operations at some Europe-based facilities at various points throughout 2022. The resultant decrease in global production of ammonia has supported the strength in nitrogen-based fertilizer prices.

As a result of the factors discussed above, we anticipate a strong application of agricultural ammonia and UAN in the 2023 planting season as farmers seek to maximize yields to capitalize on attractive corn pricing.

With respect to our industrial products, selling prices remain higher than a year ago largely as a result of the aforementioned factors pertaining to natural gas. The Tampa ammonia benchmark price remains above its average price level of the past ten years, which is favorable for selling prices as many of our industrial contracts are indexed to this benchmark price. While economic concerns persist for 2023, we believe that we have a meaningful degree of downside protection from the potential impacts of a recession given the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

According to the February Report, farmers planted approximately 88.6 million acres of corn in 2022, down 5% compared to the 2021 planting season. In addition, the USDA estimates the U.S. ending stocks for the 2022 Harvest will be approximately 32 million metric tons, an 8% decrease from the 2021 Harvest. The USDA also lowered the expected yield for the 2022 Harvest, down approximately 2% from a year ago.

The following February 2023 estimates are associated with the corn market:

	2023 Crop	2022 Crop		2021 Crop
	(2022 Harvest)	(2021 Harvest)	Percentage	(2020 Harvest)	Percentage
	February Report (1)	February Report (1)	Change (2)	February Report (1)	Change (3)
U.S. Area Planted (Million acres)	88.6	93.3	(5.0%)	90.7	(2.3%)
U.S. Yield per Acre (Bushels)	173.3	176.7	(1.9%)	171.4	1.1%
U.S. Production (Million bushels)	13,730	15,074	(8.9%)	14,111	(2.7%)
U.S. Ending Stocks (Million metric tons)	32.2	35.0	(8.0%)	31.4	2.5%
World Ending Stocks (Million metric tons)	295.3	306.3	(3.6%)	292.8	0.9%

(1)
Information obtained from WASDE report dated February 8, 2023 (“February Report”) for the 2022/2023 (“2023 Crop”), 2021/2022 (“2022 Crop”) and 2020/2021 (“2021 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
(2)
Represents the percentage change between the 2023 Crop amounts compared to the 2022 Crop amounts.
(3)
Represents the percentage change between the 2023 Crop amounts compared to the 2021 Crop amounts.

The current USDA corn outlook for the U.S. is for slightly higher corn ending stocks by 25 million bushels and lower ethanol usage by 25 million bushels and left production and export estimates unchanged. From a demand perspective, corn prices remain well above historical 5-year averages and remain significantly higher than $4 per bushel, the level that we believe represent a key threshold as it relates to favorable farmer economics.

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

	2022	2021
Natural gas volumes (MMBtu in millions)	27.8	28.3
Natural gas average cost per MMBtu	$6.58	$3.51

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

Total ammonia production in 2022 was 732,000 tons. For 2023, we are targeting total ammonia production of approximately 830,000 tons to 850,000 tons.

We believe that our focus on continuous improvement in reliability as discussed in key operating initiatives will result in year-over-year improvement in ammonia production for 2023.

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

Consolidated Results for 2022

Our consolidated net sales for 2022 were $901.7 million compared to $556.2 million for 2021. Our consolidated operating income for 2022 was $308.4 million compared to $101.0 million for 2021. The items affecting our operating results are discussed below and under “Results of Operations.”

Items Affecting Comparability of Results

Selling Prices

Our 2022 average selling prices for our ammonia, AN & Nitric Acid, and UAN increased 102%, 61% and 90%, respectively, compared to 2021. As discussed above under “Recent Business Developments,” increased demand, higher corn prices and tighter supplies of nitrogen products contributed to the improved pricing.

Our 2022 average industrial selling prices for most of our products were also higher compared to the same period of 2021, primarily driven by the $573 per metric ton increase in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Settlement of Life Insurance (2022 only)

In June we recognized a settlement on our company owned life insurance resulting from the approval by our insurer of a death benefit relating to the death of J. Golsen as discussed in Note 12.

Turnaround Activities

When a Turnaround is performed, overall results for the period are negatively impacted. This impact includes lost contribution margin from lost sales, lost fixed cost absorption from lower production, and increased costs associated with repairs and maintenance. The effects of our Turnaround, exclusive of the impacts due to lost ammonia production during the downtime, are shown below and do not reflect all Turnaround activity during 2022 and 2021:

		Turnaround	Turnaround Expense	Estimated Lost Production
Facility	Related Period	Downtime	(In Thousands)	(In Tons)
El Dorado	3rd Quarter 2022	27 days	$8,414	36,000
Pryor	3rd & 4th Quarter 2022	38 days	14,952	26,000
			$23,366	62,000

Cherokee	3rd Quarter 2021	40 days	$7,976	21,000
			$7,976	21,000

Settlement of Natural Gas Contracts (2021 only)

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

Change of Control and Special Dividend (2021 only)

As the result of the exchange transaction completed during the third quarter of 2021 a change of control event occurred as defined in certain agreements, including certain stock-based awards and cash-based awards. As a result, additional expense was recognized due to the change of control event. In addition, pursuant to anti-dilutive terms included in the cash-based awards, the number of units of cash-based awards increased due to the Special Dividend, also resulting in additional expense being recognized. In summary, we recognized approximately $5.0 million in additional expense, of which $1.2 million is classified as cost of sales and $3.8 million is classified as selling, general and administrative expense.

Net Loss on Extinguishments of Debt (2021 only)

As discussed in Note 6, we redeemed all of the Senior Secured Notes due 2023 and recognized a loss on extinguishment of debt of approximately $20.3 million. Partially offsetting this loss was a gain on extinguishment of debt of $10 million associated with the PPP loan that was fully forgiven by the SBA and lender.

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2022 and 2021 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A. You should carefully review and consider the information in the MD&A of our 2021 Form 10-K, filed with the SEC on February 24, 2022, as amended by the Form 10-K/A filed on March 25, 2022 for an understanding of our results of operations and liquidity discussions and analysis comparing 2021 to 2020.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table contains certain financial information:

				Percentage
	2022	2021	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$315,679	$228,754	$86,925	38%
Urea ammonium nitrate (UAN)	239,463	123,840	115,623	93%
Ammonia	284,005	155,159	128,846	83%
Other	62,564	48,486	14,078	29%
Total net sales	$901,711	$556,239	$345,472	62%

Gross profit:
Adjusted gross profit (1)	444,384	217,515	226,869	104%
Depreciation and amortization (2)	(66,782)	(68,583)	1,801	(3)%
Turnaround expense	(29,235)	(9,953)	(19,282)
Total gross profit	348,367	138,979	209,388	151%
Selling, general and administrative expense	39,428	38,028	1,400	4%
Other (income) expense, net	561	(97)	658
Operating income	308,378	101,048	207,330	205%
Interest expense, net	46,827	49,378	(2,551)	(5)%
Net loss on extinguishments of debt	113	10,259	(10,146)
Non-operating other income (expense), net	(8,083)	2,422	(10,505)
Provision (benefit) for income taxes	39,174	(4,556)	43,730
Net income	$230,347	$43,545	$186,802	429%

Other information:
Gross profit percentage (3)	38.6%	25.0%	13.6%
Adjusted gross profit percentage (3)	49.3%	39.1%	10.2%
Property, plant and equipment expenditures	$45,833	$35,128	$10,705	30%
(1)
Represents a non-GAAP measure. The amounts exclude unallocated depreciation and amortization and Turnaround expenses which we believe are not reflective of our operating performance in a given period.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

				Percentage
Product (tons sold)	2022	2021	Change	Change
AN & Nitric Acid	589,081	689,990	(100,909)	(15)%
Urea ammonium nitrate (UAN)	448,978	440,270	8,708	2%
Ammonia	276,176	304,589	(28,413)	(9)%
Total	1,314,235	1,434,849	(120,614)	(8)%

				Percentage
Gross Average Selling Prices (price per ton)	2022	2021	Change	Change
AN & Nitric Acid	$536	$332	$204	61%
Urea ammonium nitrate (UAN)	$533	$281	$252	90%
Ammonia	$1,028	$509	$519	102%

				Percentage
Average Benchmark Prices (price per ton)	2022	2021	Change	Change
Tampa Ammonia Benchmark	$1,165	$592	$573	97%
UAN Southern Plains	$557	$371	$186	50%

Net Sales

Agricultural product sales increased driven primarily by higher sales prices for all of our agricultural products partially offset by lower sales volumes of HDAN, which is included in AN & Nitric Acid above and ammonia. Also lowering sales volume in 2022 was the activity from two Turnarounds at our El Dorado and Pryor Facilities compared to one Turnaround at our Cherokee Facility during 2021. Historically, we have built inventory of HDAN used for fertilizer in the second half of the year, to sell in season, during the first nine months of the following year. Due to a shift in product mix to nitric acid volumes beginning in the second quarter of 2021, which are more ratable, we did not have significant inventory build of AN over the latter half of 2021 to sell during the fertilizer season in 2022. As discussed above under “Recent Business Developments,” increased demand, higher corn prices and tighter supplies of nitrogen products contributed to the improved pricing.

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

Gross Profit

As noted in the table above, we recognized a gross profit of $348 million for 2022 compared to $139 million for the same period in 2021, or a $209 million improvement. Overall, our gross profit percentage was 39% for 2022 compared to 25% for 2021. Our adjusted gross profit percentage increased to 49% for 2022 from 39% for 2021.

The increase in gross profit was primarily driven by higher sales prices for our products and increased UAN sales volumes partially offset by lower volumes of ammonia and acids products. The improvement in gross profit was partially offset by overall higher average natural gas costs, which averaged $6.58 per MMBtu for 2022 as compared to $3.51 per MMBtu for 2021. Also reducing gross profit was the Turnaround activity at our El Dorado and Pryor Facilities during 2022 compared to 2021 where we had a Turnaround at our Cherokee Facility.

Interest Expense, net

Interest expense for 2022 was $46.8 million compared to $49.4 million for 2021. The decrease relates primarily to lower interest expense incurred from the new senior secured notes held during the first quarter of 2022 which carry an interest rate of 6.25% compared to the same period in 2021 which the old senior secured notes interest rate was 9.625%.

Net loss on Extinguishments of Debt

During 2021, we redeemed all of the Senior Secured Notes due 2023 and recognized a loss on extinguishment of debt of approximately $20.3 million. Partially offsetting this loss was a gain on extinguishment of debt of $10 million associated with the PPP loan that was fully forgiven by the SBA and lender.

Non-operating Other Expense (Income), net

Non-operating other income for 2022 was $8.1 million primarily relating to a recognized settlement of our company owned life insurance from the payment by our insurer of a death benefit relating to the death of J. Golsen as discussed in Note 12 and interest income from our short-term investments. For 2021, we had non-operating operating expense of $2.5 million which primarily related to the change in fair value of the embedded derivative included in the Series E Redeemable Preferred prior to its extinguishment through the completion of the exchange transaction completed in 2021.

Provision (Benefit) for Income Taxes

The provision for income taxes for 2022 was $39.2 million expense compared to a benefit of $4.6 million for 2021. The resulting effective tax rate for 2022 was 14.6% on pre-tax income compared to (11.7)% for 2021 on pre-tax income. For 2022, the effective tax rate is less than the statutory rate primarily due to the impact of valuation allowances releases. For 2021, the negative effective tax rate on pre-tax income was driven by the benefit from the exclusion of PPP Loan forgiveness income from taxable income, tax credits, and the impact of adjustments made to valuation allowances, partially offset by the impact of state law changes. Also see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for 2022 and 2021:

	2022	2021	Change
	(In Thousands)
Net cash flows from operating activities	$345,654	$87,627	$258,027

Net cash flows from investing activities	$(369,735)	$(34,694)	$(335,041)

Net cash flows from financing activities	$5,706	$12,947	$(7,241)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $345.7 million for 2022 compared to $87.6 million for 2021, a change of $258.0 million.

For 2022, net cash provided is the result of a net income of $230.3 million plus adjustments of $66.9 million for depreciation and amortization of property, plant and equipment (“PP&E”), $36.9 million for deferred taxes and other adjustments of $2.7 million and net cash provided of $8.9 million primarily from our working capital.

For 2021, net cash provided is the result of a net income of $43.5 million plus adjustments of $68.7 million for depreciation and amortization of PP&E, net loss on extinguishments of debt of $10.3 million and other adjustments of $8.4 million and net cash used of $43.3 million primarily from our working capital, including accounts receivable.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $369.7 million for 2022 compared to $34.7 million for 2021, a change of $335.0 million.

For 2022, net cash used primarily relates to purchases of short-term investments of $486.1 million and expenditures for PP&E of $45.8 million partially offset by short-term investment maturities of $158.9 million.

For 2021, net cash used relates primarily to expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash provided by financing activities was $5.7 million for 2022 compared to $12.9 million for 2021, a change of $7.2 million.

For 2022, net cash provided primarily consists of proceeds of $200 million from the New Notes and $20.1 million from proceeds from short-term financing partially offset by payments for the acquisition of treasury shares of $179.0 million, payments on other long-term debt and short-term financing of $30.5 million, payments of $4.9 million for payments of debt-related and exchange related costs.

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

Capitalization

The following is our total current cash, cash equivalents and short-term investments long-term debt and stockholders’ equity:

	December 31,
	2022	2021
	(In Millions)
Cash and cash equivalents	$63.8	$82.1

Short-term investments	$330.6	$—
Total cash, cash equivalents and short-term investments	$394.4	$82.1

Revolving credit facility and long-term debt:
Working Capital Revolver Loan	—	—
Senior Secured Notes due 2028 (1)	700.0	500.0
Secured Financing due 2023	4.2	7.7
Secured Financing Agreement due 2025	19.3	24.0
Secured Loan Agreement due 2025	—	5.3
Other	1.1	0.3
Unamortized discount and debt issuance costs	(12.3)	(9.7)
Total long-term debt, including current portion, net	712.3	$527.6
Total stockholders' equity	515.9	$460.5

(1)
See discussions below under “Loan Agreements" relating to the debt agreement.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million. As of December 31, 2022, our Working Capital Revolver Loan was undrawn and had approximately $64.1 million of availability.

We expect capital expenditures to be approximately $60 million to $80 million for 2023. This capital spending is planned for reliability and maintenance capital projects.

From time to time, when the Company exceeds the funding threshold in our natural gas purchase commitments the Company is required to fund cash collateral to our counterparty.

We believe that the combination of our cash and cash equivalents on hand, short-term investments, the availability on our revolving credit facility and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

During May 2022, our Board authorized a $50 million stock repurchase program. In August 2022, our Board authorized an increase in the size of the stock repurchase program to $100 million. During the third quarter of 2022, we exhausted the repurchase authorization under the stock repurchase program. In October 2022, our Board approved another expansion of the stock repurchase program, authorizing us to repurchase an additional $75 million of our outstanding common stock under the stock repurchase program which was exhausted as of December 31, 2022.

As of December 31, 2022, we have approximately $394.4 million of cash and short-term investments. From time to time, we may seek to deploy capital through additional share repurchases or the retirement or purchase of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Compliance with Long - Term Debt Covenants

As discussed below under “Loan Agreements,” the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of December 31, 2022, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB has $700 million aggregate principal amount of the 6.25% Senior Secured Notes currently outstanding, including the $200 million associated with the New Notes as discussed in footnote (B) of Note 6. Interest is to be paid semiannually in arrears on May 15th and October 15th, maturing October 15, 2028. The proceeds from the issuance of the New Notes were used to pay related transaction expenses, with the remainder intended to be used to pursue strategic acquisition opportunities, to fund organic growth and for general corporate purposes.

Secured Financing due 2023 – El Dorado Chemical Company (“EDC”) is party to a secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023.

Secured Financing due 2025 – El Dorado Ammonia L.L.C. (“EDA”) is party to a $30 million secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Working Capital Revolver Loan – At December 31, 2022, the Working Capital Revolver Loan was undrawn and the net credit available for borrowings under our Working Capital Revolver Loan was approximately $64.1 million, based on our eligible collateral, less outstanding standby letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.

Capital Expenditures – 2022

For 2022, capital expenditures relating to PP&E were $45.8 million. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected annual capital expenditures for 2023.

Expenses Associated with Environmental Regulatory Compliance

We are subject to numerous federal, state and local laws and regulations, including matters regarding environmental, health and safety matters. As a result, we incurred expenses of $3.9 million in 2022 in connection with environmental projects. For 2023, we expect to incur expenses ranging from $4.5 million to $4.9 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

See discussions under Note 1 regarding the common stock Special Dividend completed in 2021.

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. Our Board has not made a decision whether or not to pay dividends on our common stock in 2023.

See discussion under Note 13 regarding the conversion and payment of the accumulated dividends during 2021 relating to the Series D 6% cumulative convertible Class C preferred stock (the “Series D Preferred”) and Series B 12% cumulative convertible Class C Preferred Stock (the “Series B Preferred”).

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2022, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2023.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

As of December 31, 2022 our aggregate contractual obligations are summarized in the following table:

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2023	2024	2025	2026	2027	Thereafter
		(In Thousands)
Long-term debt:
Senior Secured Notes	$700,000	$—	$—	$—	$—	$—	$700,000
Other	24,576	9,522	5,838	8,793	173	125	125
Total long-term debt	724,576	9,522	5,838	8,793	173	125	700,125

Interest payments on long-term debt (1)	265,716	45,431	44,840	44,152	43,774	43,762	43,757
Operating and finance leases	26,795	9,070	8,055	4,510	2,846	1,829	485
Firm purchase commitments	50,783	50,783	—	—	—	—	—
Natural gas pipeline commitment (2)	2,340	720	720	720	180	—	—
Other contractual obligations	10,950	2,733	2,388	2,388	1,258	1,258	925
Total	$1,081,160	$118,259	$61,841	$60,563	$48,231	$46,974	$745,292

(1)
The estimated interest payments are based on interest rates at December 31, 2022, which debt is all fixed interest rate debt.
(2)
Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.

New Accounting Pronouncements

Refer to Note 1 for recently adopted and issued accounting standards.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values. It is reasonably possible that the estimates and assumptions utilized as of December 31, 2022, could change in the near term. The more critical areas of financial reporting affected by management's judgment, estimates and assumptions include the following:

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

We are involved in various legal matters that require management to make estimates and assumptions as discussed in Note 8.

It is reasonably possible that the actual costs could be significantly different than our estimates.

Regulatory Compliance – As discussed under “Government Laws and Regulations” in Item 1 of this report, we are subject to numerous federal, state, and local laws and regulations, including matters regarding environmental, health and safety matters. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility. However, certain conditions exist which may result in a loss, but which will only be resolved when future events occur relating to these matters. We are involved in various environmental matters that require management to make estimates and assumptions, including matters discussed under footnote A of Note 8. At December 31, 2022 and 2021, liabilities totaling $0.5 million have been accrued relating to these matters. It is also reasonably possible that the estimates and assumptions utilized as of December 31, 2022 could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Income Tax – As discussed under “Income Taxes” in Note 1 and in Note 7, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Significant judgment is applied in evaluating the need for and the magnitude of appropriate valuation allowances against deferred tax assets. On December 31, 2022 and 2021, our valuation allowance on deferred tax assets was $14.9 million and $47.0 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are affected by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At December 31, 2022, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At December 31, 2022, we had no outstanding natural gas contracts, which are accounted for on a mark-to-market basis.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility. As of December 31, 2022, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with these variable interest loans.

The following table presents principal amounts by maturity date and weighted-average interest rates for the periods presented for our debt agreements as of December 31, 2022:

	Years ending December 31,
	2023	2024	2025	2026	2027	Thereafter	Total
	(Dollars In Thousands)
Expected maturities of long-term debt (1):
Fixed interest rate debt	$9,522	$5,838	$8,793	$173	$125	$700,125	$724,576
Weighted-average interest rate	6.31%	6.29%	6.27%	6.25%	6.25%	6.25%	6.25%

(1) The debt balances and weighted-average interest rate are based on the aggregate amount of debt outstanding as of December 31, 2022.

At December 31, 2022 and 2021, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes. See Note 9. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LSB Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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

February 23, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before March 28, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedule

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts	F-36

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

Exhibit 99.1 to the Company’s Form 8-K filed August 14, 2013

4.4	Indenture, dated as of October 14, 2021, among LSB Industries, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 to the Company’s Form 8-K filed October 15, 2021

4.5	Form of 6.250% Senior Secured Notes due 2028 (included in Exhibit 4.4).	Exhibit 4.2 to the Company’s Form 8-K filed October 15, 2021

4.6(a)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.17(a) to the Company’s Form 10-K filed February 24, 2022

10.1*	LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 4.8 to the Company’s Form S-8 filed June 28, 2016

10.2*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Stock Option Agreement	Exhibit 4.9 to the Company’s Form S-8 filed June 28, 2016

10.3*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Unit Agreement (Director Award)	Exhibit 4.10 to the Company’s Form S-8 filed June 28, 2016

10.4*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Agreement	Exhibit 4.11 to the Company’s Form S-8 filed June 28, 2016

10.5*	Form of Time-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.4 to the Company’s Form 8-K filed January 3, 2019

10.6*	Form of Performance-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.5 to the Company’s Form 8-K filed January 3, 2019

10.7*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Mark T. Behrman	Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2019

10.8*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.3 to the Company’s Form 8-K filed January 3, 2019

10.9*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Cheryl Maguire	Exhibit 10.2 to the Company’s Form 8-K filed January 3, 2019

10.10*	Employment Agreement, dated December 20, 2019 and to be effective not later than February 3, 2020, between LSB Industries, Inc. and John Burns	Exhibit 10.30 to the Company’s Form 10-K filed February 25, 2019

10.11*	Severance and Change in Control Agreement, dated April 6, 2020, between LSB Industries, Inc. and Kristy Carver	Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2020

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

10.20

Contract on the supply of Basic Engineering Package, Detail Engineering Package, Tagged Major Equipment and related Advisory Services, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012

Exhibit 99.2 to the Company’s Form 8-K filed December 6, 2012

10.21	Engineering, Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed August 15, 2013

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.22	Construction Agreement-DMW2, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2013

10.23	Construction Agreement – NACSAC, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.2 to the Company’s Form 8-K filed November 12, 2013

10.24	Engineering, Procurement and Construction Agreement, dated December 31, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed January 7, 2014

10.25	Engineering, Procurement and Construction Contract, Amendment No. 1 dated October 20, 2015, by and between El Dorado Ammonia LLC and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 26, 2015

10.26	Settlement Agreement, dated April 26, 2015, by and among the Company and Starboard Value LP and its certain affiliates and associates	Exhibit 99.1 to the Company’s Form 8-K filed April 30, 2015

10.27

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

10.28

Third Amended and Restated Loan and Security Agreement, dated as of January 17, 2017, by and among LSB Industries, Inc., the subsidiaries of LSB Industries, Inc. party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the arranger and administrative agent.

Exhibit 10.1 to the Company’s Form 8-K filed January 20, 2017

10.29

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

10.30

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

10.31

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

10.32

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

Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2021

10.33	Consent and Fifth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 2, 2022, by and	Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2022

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

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

10.45(a)

Written Consent of LSB Funding, LLC approving of the incurrence of indebtedness by LSB Industries, Inc., dated September 22, 2021, as amended September 28, 2021, provided pursuant to the Securities Exchange Agreement, dated as of July 19, 2021, between LSB Industries, Inc. and LSB Funding, LLC

10.46

Joinder Agreement to Intercreditor Agreement, dated as of October 14, 2021, by Wilmington Trust, National Association, as Notes Trustee, and acknowledged by Wilmington Trust, National Association, as Existing Notes Trustee, Wells Fargo Capital Finance, LLC, LSB Industries, Inc. and the subsidiary guarantors party thereto.

Exhibit 10.1 to the Company’s Form 8-K filed October 15, 2021

10.47(a)

Written Consent of LSB Funding, LLC approving of the incurrence of indebtedness by LSB Industries, Inc., dated March 2, 2022, provided pursuant to the Securities Exchange Agreement, dated as of July 19, 2021, between LSB Industries, Inc. and LSB Funding, LLC

10.48	The Board Representation Letter Agreement, dated as of August 10, 2022, by and among the Company, LSB Funding, SBT Investors and the other parties thereto	Exhibit 10.1 to the Company’s Form 8-K filed on August 15, 2022

10.49	The Rights Letter Agreement, dated as of August 10, 2022, by and among the Company, LSB Funding and SBT Investors	Exhibit 10.2 to the Company’s Form 8-K filed on August 15, 2022

21.1(a)	Subsidiaries of the Company

23.1(a)	Consent of Independent Registered Public Accounting Firm

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Executive Compensation Plan or Arrangement

(a)
Filed herewith

LSB Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Mark T. Behrman
February 23, 2023		Mark T. Behrman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Mark T. Behrman
February 23, 2023		Mark T. Behrman, President and Chief Executive Officer (Principal Executive Officer) and Director

Dated:	By:	/s/ Cheryl A. Maguire
February 23, 2023		Cheryl A. Maguire, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer Officer)

Dated:	By:	/s/ Richard W. Roedel
February 23, 2023		Richard W. Roedel, Chairman of the Board of Directors

Dated:	By:	/s/ Jonathan S. Bobb
February 23, 2023		Jonathan S. Bobb, Director

Dated:	By:	/s/ Barry H. Golsen
February 23, 2023		Barry H. Golsen, Director

Dated:	By:	/s/ Kanna Kitamura
February 23, 2023		Kanna Kitamura, Director

Dated:	By:	/s/ Steven L. Packebush
February 23, 2023		Steven L. Packebush, Director

Dated:	By:	/s/ Diana M. Peninger
February 23, 2023		Diana M. Peninger, Director

Dated:	By:	/s/ Richard S. Sanders Jr.
February 23, 2023		Richard S. Sanders Jr., Director

Dated:	By:	/s/ Lynn F. White
February 23, 2023		Lynn F. White, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young

We have served as the Company’s auditor since 1968.

Oklahoma City, Oklahoma

February 23, 2023

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2022	2021
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$63,769	$82,144
Short-term investments	330,553	—
Accounts receivable	75,494	86,902
Allowance for doubtful accounts	(699)	(474)
Accounts receivable, net	74,795	86,428
Inventories:
Finished goods	28,893	14,688
Raw materials	1,990	1,895
Total inventories	30,883	16,583
Supplies, prepaid items and other:
Prepaid insurance	17,429	14,244
Precious metals	13,323	14,945
Supplies	27,501	26,558
Other	8,346	2,234
Total supplies, prepaid items and other	66,599	57,981
Total current assets	566,599	243,136

Property, plant and equipment, net	848,661	858,480

Other assets:
Operating lease assets	22,682	27,317
Intangible and other assets, net	1,877	3,907
	24,559	31,224
	$1,439,819	$1,132,840

(Continued on following page)

LSB Industries, Inc.

Consolidated Balance Sheets (continued)

	December 31,
	2022	2021
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$78,182	$49,458
Short-term financing	16,134	12,716
Accrued and other liabilities	38,470	33,301
Current portion of long-term debt	9,522	9,454
Total current liabilities	142,308	104,929

Long-term debt, net	702,733	518,190

Noncurrent operating lease liabilities	14,896	19,568

Other noncurrent accrued and other liabilities	522	3,030

Deferred income taxes	63,487	26,633

Commitments and contingencies (Note 8)

Stockholders' equity:
Common stock, $.10 par value; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	497,179	493,161
Retained earnings (accumulated deficit)	199,092	(31,255)
	705,388	471,023
Less treasury stock, at cost:
Common stock, 14.9 million shares (1.4 million shares at December 31, 2021)	189,515	10,533
Total stockholders' equity	515,873	460,490
	$1,439,819	$1,132,840

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2022	2021	2020
	(In Thousands, Except Per Share Amounts)
Net sales	$901,711	$556,239	$351,316
Cost of sales	553,344	417,260	334,268
Gross profit	348,367	138,979	17,048

Selling, general and administrative expense	39,428	38,028	32,084
Other expense (income), net	561	(97)	499
Operating income (loss)	308,378	101,048	(15,535)

Interest expense, net	46,827	49,378	51,115
Net loss on extinguishments of debt	113	10,259	—
Non-operating other expense (income), net	(8,083)	2,422	10

Income (loss) before benefit for income taxes	269,521	38,989	(66,660)
Provision (benefit) for income taxes	39,174	(4,556)	(4,749)
Net income (loss)	230,347	43,545	(61,911)

Dividends on convertible preferred stocks	—	298	300
Dividends on Series E redeemable preferred stock	—	29,914	35,182
Accretion of Series E redeemable preferred stock	—	1,523	2,026
Deemed dividend on Series E and Series F redeemable preferred stocks	—	231,812	—
Net income (loss) attributable to common stockholders	$230,347	$(220,002)	$(99,419)

Income (loss) per common share
Basic:
Net income (loss)	$2.72	$(4.40)	$(2.71)

Diluted:
Net income (loss)	$2.68	$(4.40)	$(2.71)

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2019	39,901	(2,010)	$3,000	$3,990	$195,971	$57,632	$(13,266)	$247,327
Net loss						$(61,911)		(61,911)
Dividend accrued on redeemable preferred stock						(35,182)		(35,182)
Accretion of redeemable preferred stock						(2,026)		(2,026)
Stock-based compensation					1,761			1,761
Other	25	(65)		3	(382)		53	(326)
Balance at December 31, 2020	39,926	(2,075)	3,000	3,993	197,350	(41,487)	(13,213)	149,643
Net income						43,545		43,545
Issuance of common stock in exchange for redeemable preferred stocks	49,066			4,907	526,232			531,139
Deemed dividend on redeemable preferred stocks					(231,812)			(231,812)
Dividend accrued on redeemable preferred stock prior to exchange						(29,914)		(29,914)
Accretion of redeemable preferred stock prior to exchange						(1,523)		(1,523)
Dividend paid on non-redeemable preferred stock upon conversion						(1,876)		(1,876)
Conversion of non-redeemable preferred stock into common stock	1,192		(3,000)	119	2,881			—
Stock-based compensation					5,516			5,516
Issuance of restricted and unrestricted stock, net	984	700		98	(7,006)		2,680	(4,228)
Balance at December 31, 2021	91,168	(1,375)	-	9,117	493,161	(31,255)	(10,533)	460,490
Net income						230,347		230,347
Stock-based compensation					4,025			4,025
Purchase of common stock		(13,168)					(175,083)	(175,083)
Other		(345)			(7)		(3,899)	(3,906)
Balance at December 31, 2022	91,168	(14,888)	$-	$9,117	$497,179	$199,092	$(189,515)	$515,873

See accompanying notes.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$230,347	$43,545	$(61,911)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Deferred income taxes	36,854	(4,306)	(4,778)
Depreciation and amortization of property, plant and equipment	66,937	68,689	69,581
Amortization of intangible and other assets	1,082	1,254	1,260
Charge on extinguishments of debt	113	10,259	—
Amortization of debt issuance costs, including discounts and premiums	2,073	6,067	3,807
Stock-based compensation	4,025	5,516	1,761
Loss (gain) associated with commodity contracts	—	(2,706)	1,613
Other	(4,638)	2,653	910
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	10,197	(42,913)	(4,702)
Inventories	(14,300)	3,261	3,550
Supplies, prepaid items and other	(8,548)	(8,642)	(6,585)
Accounts payable	18,821	932	(6,561)
Other assets and other liabilities	2,691	4,018	(458)
Net cash provided (used) by operating activities	345,654	87,627	(2,513)

Cash flows from investing activities
Expenditures for property, plant and equipment	(45,833)	(35,128)	(30,471)
Proceeds from short-term investments	158,879	—	—
Purchases of short-term investments	(486,091)	—	—
Proceeds from vendor settlements associated with property, plant and equipment	—	—	1,647
Other investing activities	3,310	434	398
Net cash used by investing activities	(369,735)	(34,694)	(28,426)

(Continued on following page)

LSB Industries, Inc.

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
	2022	2021	2020
	(In Thousands)
Cash flows from financing activities
Proceeds from revolving debt facility	$—	$12,000	$30,000
Payments on revolving debt facility	—	(12,000)	(30,000)
Proceeds from 6.25% senior secured notes	200,000	500,000	—
Payments on 9.625% senior secured notes	—	(435,000)	—
Proceeds from other long-term debt	—	—	42,570
Payments on other long-term debt	(13,750)	(10,472)	(21,356)
Payments of debt-related costs, including extinguishment costs	(4,840)	(27,254)	(124)
Proceeds from short-term financing	20,143	16,689	14,589
Payments on short-term financing	(16,725)	(17,549)	(10,941)
Payments of costs to exchange redeemable preferred stocks for common stock	(135)	(7,363)	—
Acquisition of treasury stock, net	(174,975)	—	—
Taxes paid on equity awards	(4,012)	(4,228)	(326)
Payments of dividends on non-redeemable preferred stocks	—	(1,876)	—
Net cash provided by financing activities	5,706	12,947	24,412

Net increase (decrease) in cash and cash equivalents	(18,375)	65,880	(6,527)

Cash and cash equivalents at beginning of year	82,144	16,264	22,791
Cash and cash equivalents at end of year	$63,769	$82,144	$16,264

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

Sales to customers include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States (“U.S.”); industrial users of acids throughout the U.S. and parts of Canada; and explosive manufacturers in the U.S. and parts of Mexico, Canada and the Caribbean.

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

Stock Repurchase Program – During May 2022, our Board authorized a $50 million stock repurchase program. In August 2022, our Board authorized an increase in the size of the stock repurchase program to $100 million. In October 2022, our Board approved another expansion of the stock repurchase program, authorizing us to repurchase an additional $75 million of our outstanding common stock under the stock repurchase program. During 2022, we completed the repurchase authorizations by repurchasing approximately 13.5 million shares at an average cost of approximately $13 per share, including 9.0 million shares that were repurchased at an average cost of approximately $13 per share in connection with public offerings by LSB Funding and SBT Investors, each of which is an affiliate of Eldridge.

Increase in Authorized Shares of Common Stock and a Stock Dividend – In 2021, our stockholders approved an increase the number of authorized shares of our common stock to 150 million shares of common stock. The stockholder also approved the issuance and sale of up to approximately 60.4 million shares of common stock of the Company upon the exchange of all of the outstanding shares of Series E and Series F Redeemable Preferred. The stockholder also amended the certificate of designations of the Series E Redeemable Preferred to eliminate the right to participate in connection with the declaration of a proposed common stock dividend with respect to our common stock at the time of amendment.

In August 2021, our Board declared a common stock dividend (“Special Dividend”), the Special Dividend was completed in the form of a stock dividend of 0.3 shares of our common stock, for each outstanding share of common stock (excluding common stock held in the treasury and the common shares issued as part of the exchange of all of the outstanding shares of Series E and Series F Redeemable Preferred). The Special Dividend was paid through the issuance of approximately 9.1 million shares of common stock on October 8, 2021 to holders of record of common stock, including certain stock-based awards, on September 24, 2021 (the “Record Date”). Our common stock began trading on a stock dividend-adjusted basis on October 13, 2021.

For financial reporting purposes, the Special Dividend was accounted for as a stock split in the form of a stock dividend. As a result, all share and per share information herein was retroactively adjusted to reflect the Special Dividend.

As the result of the exchange transaction discussed above, a change of control event occurred as defined in certain equity award agreements outstanding at the time which are discussed in Note 10.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Short-Term Investments - Investments, which consist of U.S. treasury bills with an original maturity up to and less than 52 weeks, are considered short-term investments and are classified as Level 1. We intend and have the ability to hold these investments until maturity. These investments are carried at cost which approximated fair value for the period ended December 31, 2022.

Accounts Receivable – Our accounts receivable is at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on accounts receivable balances. Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts that are past due (based upon the terms of the sale). Our periodic assessment of our accounts receivable is based on our best estimate of amounts that are not recoverable. Any contract assets consist of receivables from contracts with customers. Our accounts receivable primarily relate to these contract assets and are presented in our consolidated balance sheets.

Sales to our customers are generally unsecured. Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Customer payments are generally due thirty to sixty days after the invoice date. Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to short-term payment terms relating to most of our significant customers. Six customers (including their affiliates) account for approximately 52% of our total net receivables at December 31, 2022.

Inventories – Inventories are stated at the lower of cost (determined using the first-in, first-out (“FIFO”) basis) or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, transportation or disposal. Finished goods include material, labor, and manufacturing overhead costs.

Inventory reserves associated with cost exceeding net realizable value were not material at December 31, 2022 and 2021.

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

For financial reporting purposes, depreciation of the costs of PP&E is computed using the straight-line method over the estimated useful lives of the assets. No provision for depreciation is made on construction in progress or capital spare parts until such time as the relevant assets are put into service.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

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

Net sales to one customer, Koch Fertilizer LLC (“Koch Fertilizer”), represented approximately 21%, 15% and 10% of our total net sales for 2022, 2021 and 2020, respectively. Net sales to one customer, Coffeyville Resources Nitrogen Fertilizer, LLC (“CVR”), represented approximately 14%, 12% and 13% of our total net sales for 2022, 2021 and 2020, respectively.

Accrued Insurance Liabilities – We are self-insured up to certain limits for group health and general liability claims. Above these limits, we have commercial stop-loss insurance coverage for our contractual exposure on group health claims and statutory limits under workers’ compensation obligations. We also carry umbrella insurance of $100 million for most general liability and auto liability risks. We have a separate $50 million insurance policy covering pollution liability at our chemical facilities. Additional pollution liability coverage for our other facilities is provided in our general liability and umbrella policies.

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

Contingencies – Certain conditions may exist which may result in a loss, but which will only be resolved when future events occur. We and our legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. If the assessment of a contingency indicates that it is probable that a loss has been incurred, we accrue for such contingent losses when such losses can be reasonably estimated. If the assessment indicates that a potentially material loss contingency is not probable but reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Estimates of potential legal fees and other directly related costs associated with contingencies are not accrued but rather are expensed as incurred. Loss contingency liabilities are included in current and noncurrent accrued and other liabilities and are based on current estimates that may be revised in the near term. In addition, we recognize contingent gains when such gains are realized or when the contingencies have been resolved (generally at the time a settlement has been reached).

Asset Retirement Obligations – In general, we record the estimated fair value of an asset retirement obligation (“ARO”) associated with tangible long-lived assets in the period it is incurred and when there is sufficient information available to estimate the fair value.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Generally, satisfaction occurs when control of the promised goods is transferred to the customer or as services are rendered or completed in exchange for consideration in an amount for which we expect to be entitled. Generally, control is transferred when the preparation for shipment of the product to a customer has been completed and shipment has occurred. Most of our contracts contain a single performance obligation with the promise to transfer a specific product.

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

We have applied the following practical expedients and policy elections:

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
•
to exclude from the measurement of the transaction price all taxes assessed by a governmental authority.
•
to account for shipping and handling as activities to fulfill the promise to transfer the good.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

All net sales and long-lived assets relate to domestic operations for the periods presented. Our net sales were mainly to U.S. customers and to customers in Mexico, Canada and the Caribbean.

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

At December 31, 2022, we did not have an incentive tax credit receivable and it was minimal at December 31, 2021.

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

Derivatives, Hedges and Financial Instruments – Derivatives are recognized in the balance sheet and are measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply, or hedge accounting is elected. These changes in fair value are changes in assets/liabilities in operating cash flows until cash settlement when the cash flows would be classified according to their nature.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Income (Loss) per Common Share – Net income (loss) attributable to common stockholders is computed by adjusting net income (loss) by the amount of dividends and dividend requirements (including the deemed dividend discussed above and presented in Note 2) on preferred stocks and the accretion of redeemable preferred stocks, if applicable. Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, excluding contingently issuable common shares (unvested restricted stock), if applicable. For periods we earn net income, a proportional share of net income is allocated to participating securities, if applicable, determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Certain securities (Series E Redeemable Preferred prior to the Exchange Transaction and restricted stock units) participated in dividends declared on our common stock and were therefore considered to be participating securities.

Participating securities have the effect of diluting both basic and diluted income per common share during periods of net income. For periods we incur a net loss, no loss was allocated to participating securities because they have no contractual obligation to share in our losses. Diluted loss per common share is computed after giving consideration to the dilutive effect of our potential common stock instruments that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2022	2021	2020
	( In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$230,347	$43,545	$(61,911)
Adjustments for basic and diluted net loss per common share:
Dividend requirements on Series E Redeemable Preferred	—	(29,914)	(35,182)
Deemed dividend on Series E and Series F Redeemable Preferred	—	(231,812)	—
Dividend and dividend requirements on Series B Preferred	—	(239)	(240)
Dividend and dividend requirements on Series D Preferred	—	(59)	(60)
Accretion of Series E Redeemable Preferred	—	(1,523)	(2,026)

Numerator for basic and diluted net income (loss) per common share	$230,347	$(220,002)	$(99,419)

Denominator:
Denominator for basic net income (loss) per common share - weighted- average shares (1)	84,753	49,963	36,664
Effect of dilutive securities:
Unvested restricted stock and stock units	1,272	—	—
Dilutive potential common shares	1,272	—	—

Denominator for diluted net income (loss) per common share - adjusted weighted-average shares (1)	86,025	49,963	36,664

Basic net income (loss) per common share	$2.72	$(4.40)	$(2.71)

Diluted net income (loss) per common share	$2.68	$(4.40)	$(2.71)

(1)
All periods exclude the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	2022	2021	2020
	(In Thousands)
Restricted stock and stock units	80	1,531	1,588
Stock options	13	13	138
Series E redeemable preferred stock - embedded derivative	—	—	304
Convertible preferred stocks	—	—	1,192
	93	1,544	3,222

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Property, Plant and Equipment

	Average	December 31,
	useful lives (1)	2022	2021
		(In Thousands)
Machinery, equipment and automotive	25	$1,283,429	$1,244,617
Buildings and improvements	26	38,021	44,814
Land improvements	35	8,384	8,271
Furniture, fixtures and store equipment	7	2,438	1,156
Construction in progress	N/A	28,029	15,298
Capital spare parts	N/A	22,300	26,744
Land	N/A	4,567	4,567
		1,387,168	1,345,467
Less accumulated depreciation and amortization		538,507	486,987
		$848,661	$858,480

(1) Weighted average useful lives as of December 31, 2022.

Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: processing plants and plant infrastructure (15-30 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (4-7 years).

4. Accrued and Other Liabilities

	December 31,
	2022	2021
	(In Thousands)
Accrued payroll and benefits	$12,440	$9,794
Accrued interest	11,196	8,397
Current portion of operating lease liabilities	7,259	7,755
Other	8,097	10,385
	38,992	36,331
Less noncurrent portion	522	3,030
Current portion of accrued and other liabilities	$38,470	$33,301

5. Asset Retirement Obligations

We own the land on which our plants operate, limiting AROs at our owned chemical facilities. However, we have various legal requirements related to operations at our chemical facilities mainly for the disposal of wastewater generated at certain of these facilities. At December 31, 2022 and 2021, our accrued liability for AROs was $100,000. However, the facilities and some of the water related assets have an indeterminate life and as a result there is insufficient information to estimate the fair value for certain of our AROs. We will continue to review these obligations and record a liability when a reasonable estimate of the fair value can be made.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6. Long-Term Debt

	December 31,
	2022	2021
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 8.00% (A)	$—	$—
Senior Secured Notes due 2028 (B)	700,000	500,000
Secured Financing due 2023, with an interest rate of 8.32% (C)	4,161	7,712
Secured Financing Agreement due 2025, with an interest rate of 8.75% (D)	19,277	23,987
Secured Loan Agreement due 2025 (E)	—	5,328
Other	1,138	339
Unamortized debt issuance costs	(12,321)	(9,722)
	712,255	527,644
Less current portion of long-term debt (F)	9,522	9,454
Long-term debt due after one year, net (F)	$702,733	$518,190

(A) Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount of which reduces the available for borrowing under the Working Capital Revolver Loan. At December 31, 2022, our available borrowings under our Working Capital Revolver Loan were approximately $64.1 million, based on our eligible collateral, less outstanding letters of credit and loan balance. The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024. Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million. The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

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

(B) On October 14, 2021, LSB completed the issuance and sale of $500 million in aggregate principal amount of its 6.25% Senior Secured Notes due 2028 (the “Notes”). The New Notes were issued pursuant to an indenture, dated as of October 14, 2021 (the “Indenture”), by and among LSB, the subsidiary guarantors which includes all of our consolidated subsidiaries named therein, and Wilmington Trust, National Association, a national banking association, as trustee and collateral agent. The New Notes were issued at a price equal to 100% of their face value. Most of the proceeds from the Notes were used to redeem all of our existing Senior Secured Notes due 2023 (the "Old Notes"), to pay related transaction fees, and the remaining portion to be used for general corporate purposes. The redemption was completed by the trustee on October 29, 2021.

The Old Notes were redeemed in accordance with the contractual terms and was accounted for as an extinguishment of debt. As a result, we recognized a loss on extinguishment of debt of approximately $20.3 million in 2021, primarily consisting of the contractual redemption premium paid and the expensing of unamortized debt issuance costs associated with the Old Notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

On March 8, 2022, LSB completed the issuance and sale of an additional $200 million aggregate principal amount of the Notes (the “New Notes”), which were issued pursuant to the Indenture (the Notes together with the New Notes, the “Senior Secured Notes”). The New Notes were issued at a price equal to 100% of their face value, plus accrued interest from October 14, 2021 to March 7, 2022.

The Senior Secured Notes mature on October 15, 2028, ranking senior in right of payment to all of our debt that is expressly subordinated in right of payment to the notes, and will rank pari passu in right of payment with all of our liabilities that are not so subordinated, including the Working Capital Revolver Loan. LSB’s obligations under the New Notes are jointly and severally guaranteed by the subsidiary guarantors named in the Indenture on a senior secured basis.

Interest on the Senior Secured Notes accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on May 15 and October 15 of each year.

Pursuant to the Indenture, LSB may redeem the New Notes at its option, in whole or in part, at certain redemption prices, including a “make-whole” premium, as set forth in the Indenture but also includes redemption requirements associated with a change of control (as defined in the Indenture). The New Notes do not have any conversion features. In addition, the Indenture contains customary covenants that limit, among other things, LSB and certain of its subsidiaries’ ability to engage in certain transactions and also provides for customary events of default (subject in certain cases to customary grace and cure periods). Generally, if an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the then outstanding New Notes may declare the principal of and accrued but unpaid interest on all the Senior Secured Notes to be due and payable.

LSB may redeem the Senior Secured Notes at its option, in whole or in part, subject to the payment of a premium of 3.125% of the principal amount so redeemed, in the case of any optional redemption on or after October 15, 2024, a premium of 1.563% in the case of any optional redemption on or after October 15, 2025, and no premium in the case of any optional redemption on or after October 15, 2026. If LSB experiences a change of control, it must offer to purchase the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to but excluding the date of purchase.

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

(E) During 2022 EDC’s secured loan agreement with an affiliate of Eldridge was paid off resulting in a minimal loss on extinguishment of debt. This loan incurred interest at a rate of 8.75% and had an original maturity date of March 2025.

(F) Maturities of long-term debt for each of the five years after December 31, 2022 are as follows (in thousands):

2023	$9,522
2024	5,838
2025	8,793
2026	173
2027	125
Thereafter	700,125
Less: Debt issuance costs	12,321
$712,255

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Income Taxes

Provision (benefit) for income taxes are as follows:

	2022	2021	2020
	(In Thousands)
Current:
Federal	$—	$—	$(4)
State	2,320	(250)	33
Total Current	$2,320	$(250)	$29

Deferred:
Federal	$43,217	$(6,217)	$(4,631)
State	(6,363)	1,911	(147)
Total Deferred	$36,854	$(4,306)	$(4,778)
Provision (benefit) for income taxes	$39,174	$(4,556)	$(4,749)

The current provision (benefit) for federal and state income taxes shown above includes federal and state income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.

The deferred tax provision (benefit) results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of federal and state NOL carryforwards and other temporary differences. We reduce income tax expense for tax credits in the year they arise and are earned. On December 31, 2022, our gross amount of tax credits available to offset state income taxes was $4.3 million ($3.4 million net of federal benefit). Most of these tax credits carryforward for 9 years and begin expiring in 2022. The gross amount of federal tax credits was $8.1 million. These credits carryforward for 20 years and begin expiring in 2034.

In 2022, we utilized approximately $240 million and $243 million of federal and state NOL carryforwards, respectively, to reduce tax liabilities and in 2021, we utilized approximately $64 million and $56 million of federal and state NOL carryforwards, respectively, to reduce tax liabilities (minimal in 2020). On December 31, 2022, we have remaining federal and state tax NOL carryforwards of $352 million and $440 million, respectively. The federal NOL carryforwards begin expiring in 2036 and the state NOL carryforwards began expiring in 2023.

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits and in conjunction with the IRC Section 382 limitation. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of annual utilization limitations of interest expense and net operating losses and our results of operations. Based on our analysis, we believe that it is more-likely-than-not that all of our federal deferred tax assets will be utilized and a portion of our state deferred tax assets will not be able to be utilized. Information relating to our valuation allowance are included in the tables below. In 2022, the provision for income taxes includes the reversal of approximately $13 million of federal valuation allowance and $19 million of state valuation allowance primarily due to current year income. There is no federal valuation allowance left as of December 31, 2022.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2022	2021
	(In Thousands)

Deferred compensation	$2,354	$2,390
Other accrued liabilities	1,813	1,721
Lease liability	5,215	6,710
Interest expense carryforward	16,025	27,928
Net operating loss	93,201	159,213
Other	11,950	12,030
Less valuation allowance on deferred tax assets	(14,916)	(46,968)
Total deferred tax assets	$115,642	$163,024

Property, plant and equipment	(169,507)	(178,535)
Right-of-use-assets	(5,340)	(6,709)
Prepaid and other insurance reserves	(4,282)	(4,413)
Total deferred tax liabilities	$(179,129)	$(189,657)

Net deferred tax liabilities	$(63,487)	$(26,633)

All of our income (loss) before taxes relates to domestic operations. Detailed below are the differences between the amount of the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to “Income (loss) before benefit for income taxes.”

	2022	2021	2020
	(In Thousands)
Provision (benefit) for income taxes at federal statutory rate	$56,543	$8,187	$(13,999)
State current and deferred income tax provision (benefit)	9,374	1,833	(5,094)
Valuation allowance - Federal	(12,701)	(13,400)	8,758
Valuation allowance - State	(19,351)	(4,286)	4,308
State tax rate changes	2,824	7,360	(660)
Tax credits	—	(2,835)	—
PPP loan forgiveness	—	(2,456)	—
Other	2,485	1,041	1,938
Provision (benefit) for income taxes	$39,174	$(4,556)	$(4,749)

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2022	2021	2020
	(In Thousands)
Balance at beginning of year	$—	$464	$519
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	(464)	(55)
Balance at end of year	$—	$—	$464

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations. This change is not expected to have a significant effect on our results of operations or financial condition. As of December 31, 2022, there is no remaining uncertain tax position.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense. For 2022, 2021 and 2020, the amounts for interest and penalties associated with unrecognized tax positions were minimal. At December 31, 2022, there was no accrued interest or penalties (none at December 31, 2021).

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2019-2022 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. Additionally, the 2013-2018 years remain subject to examination for determining the amount of net operating loss and other carryforwards.
8. Commitments and Contingencies

Purchase and Sales Commitments – We have the following significant purchase and sales commitments.

UAN supply agreement – During 2022, Pryor Chemical Company (“PCC”) provided notice of termination under the Urea Ammonium Nitrate Purchase Agreement with Coffeyville Resources Nitrogen Fertilizers, LLC (“CVR”), dated March 3, 2016 (as amended, the “CVR Purchase Agreement”). The termination was effective as of December 31, 2022. Under the CVR Purchase Agreement, CVR had the exclusive right to purchase substantially all of the UAN produced at the Pryor Facility. PCC did not incur any early termination penalties in connection with the termination of the CVR Purchase Agreement. PCC elected to terminate the CVR Purchase Agreement to pursue alternative marketing arrangements for the UAN it produces at the Pryor Facility. The CVR Purchase Agreement provided for a three-year term beginning June 1, 2016, with optional one-year renewals. The CVR Purchase Agreement permitted termination after May 31, 2019 (i) by CVR upon six months’ notice or (ii) by PCC upon three months’ notice or if the Pryor Facility is shut down for lack of profitability.

Ammonia supply agreement – During 2022, El Dorado Chemical Company (“EDC”) received a notice of non-renewal of the Ammonia Purchase and Sale Agreement with Koch Fertilizer, dated November 2, 2015 (as amended, the “Ammonia Purchase Agreement” or the “Agreement”). Under the Agreement Koch Fertilizer agreed to purchase, with minimum purchase requirements, the ammonia that (a) will be produced at the El Dorado Facility and (b) a portion that is in excess of EDC’s needs as defined. The notice is a procedural requirement to keep the contract from automatically renewing and the parties are renegotiating the terms of the Agreement to continue supply beyond the termination date of June 30, 2023.

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

Settlements and Outstanding Natural Gas Purchase Commitments – During several days in February 2021, the Pryor Facility was taken out of service after extreme cold weather caused a surge in natural gas prices in the region, along with the curtailment of gas distribution by the operator of the pipeline that supplies natural gas to the facility. Also, as a result of unprecedented cold weather conditions, the primary natural gas supplier to our El Dorado Facility asserted a claim of force majeure and materially restricted the supply of gas to the facility. In order to mitigate a portion of the commodity price risk associated with natural gas, we periodically enter into natural gas forward contracts and volume purchase commitments that locked in the cost of certain volumes of natural gas. Prior to this weather event, we had both types of arrangements. During 2021, as a result of the extreme conditions previously described, we settled all of our natural gas forward contracts and certain volume purchase commitments at that time and recognized a realized gain of approximately $6.8 million, which includes the realized gain discussed under “Natural Gas Contracts” in Note 9 and was classified as a reduction to cost of sales.

At December 31, 2022 certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market, which contracts included volume purchase commitments with fixed costs of approximately 8.1 million MMBtus of natural gas. These contracts extend through December 2023 at a weighted-average cost of $6.25 per MMBtu ($50.8 million) and a weighted-average market value of $4.19 per MMBtu ($34.0 million).

In addition, we had standby letters of credit outstanding of approximately $0.9 million at December 31, 2022.

Wastewater Pipeline Operating Agreement – EDC is party to an operating agreement for the right to use a pipeline to dispose its wastewater. EDC is contractually obligated to pay a portion of the operating costs of the pipeline, as incurred, which portion is estimated to be $60,000 to $90,000 annually. The initial term of the operating agreement is through December 2053.

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2022, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2023.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Employment and Severance Agreements - We have employment and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $10.8 million at December 31, 2022. Also see Note 13-Related Party Transactions.

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

As of December 31, 2022, our accrued liabilities for environmental matters totaled approximately $0.5 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

In 2017, the PCC filed a Permit Renewal Application for its Non-Hazardous Injection Well Permit at the Pryor Facility. Although the Injection Well Permit expired in 2018, PCC continues to operate the injection well pending the Oklahoma Department of Environmental Quality (“ODEQ”) action on the Permit Renewal Application. Since that time, PCC and ODEQ engaged in ongoing discussions related to the renewal of the injection well to address the wastewater stream. In 2022, ODEQ responded to the application in the form of an information request. PCC has submitted a formal response to the information request and is currently evaluating wastewater treatment alternatives.

In 2006, the El Dorado Facility entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The CAO required EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan.

The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established as of December 31, 2022, in connection with this ADEQ matter.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion. While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion. We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter. As of December 31, 2022, no liability reserve has been established in connection with this matter.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

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

No liability was established at December 31, 2022 or December 31, 2021, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable. We are also involved in various other claims and legal actions (including matters involving gain contingencies). It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

9. Derivatives, Hedges and Financial Instruments

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Natural Gas Contracts

Periodically, we entered into certain forward natural gas contracts, which are accounted for on a mark-to-market basis. We utilize these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments. At December 31, 2020, our natural gas contracts included 7.3 million MMBtu of natural gas, that extended through December 2021, but these contracts were settled during the first quarter of 2021, primarily due to the weather event discussed in Note 8. At December 31, 2022 and 2021, we had no outstanding natural gas contracts.

For 2021, we recognized a gain of $2.7 million (including a realized gain of $1.5 million). For 2020, we recognized a $1.6 million loss (none for 2022), which amount included an unrealized loss of $1.2 million attributed to natural gas contracts still held at the reporting date. The gain is classified as a reduction of cost of sales and the loss is classified as cost of sales.

Financial Instruments

At December 31, 2022 and 2021, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes included in the table below. Fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	2022		2021
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$700	$637	$500	$516

1.
Based on a quoted price of 91.00 at December 31, 2022 and 103.25 at December 31, 2021.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Stockholders’ Equity

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

All share information was retroactively adjusted during 2021 to reflect the special dividend as discussed in Note 1.

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

Stock Incentive Plans - The following information relates to our long-term incentive plans:

	December 31, 2022
	2016 Plan	2008 Plan
Maximum number of securities for issuance	5,750,000
Number of awards available to be granted (1)	2,425,376
Number of unvested restricted stock/performance-based restricted stock/restricted stock units outstanding	1,443,502	—
Number of options outstanding	—	13,000
Number of options exercisable	—	13,000

.

(1)
Includes 2008 and 2016 Plan shares canceled, forfeited, expired unexercised, which became available for reissuance under the 2016 Plan.

Restricted Stock and Restricted Stock Units – During the three years presented below, the Committee approved various grants under the 2016 Plan of shares of restricted stock and restricted stock units to certain executives and employees. The fair value of these grants are based on the closing price of our common stock on the day preceding the grant date. These shares have vesting provisions including vesting at the end of each one-year period at the rate of one-third per year for three years, vesting 100% at the end of three years, and

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

vesting 100% at the end of one year. The unvested restricted shares and restricted stock units carry dividend and voting rights. Sales of these shares are restricted prior to the date of vesting. Pursuant to the terms of the underlying agreements, unvested shares and units will immediately vest upon the occurrence of a change in control (as defined by the agreement), termination without cause or death.

During 2022, the Committee approved the grant of time-based restricted stock units ("RSU") and performance-based restricted stock units ("PBRSU") to certain executives and employees under our 2016 Plan. A portion of the time-based restricted stock unit shares will vest at the end of each one-year period at the rate of one-third per year for three years and a portion will vest 100% at the end of three years. The PBRSUs will vest on the third anniversary of the grant date subject to the achievement of certain performance metrics established by the Board as set out in the grant. Upon the third anniversary the grants may be modified in a range between 0% and 200% based upon achievement of the performance goals. The unvested restricted units carry dividend and voting rights contingent upon the vesting and lapsing of restriction. Sales of these units are restricted prior to the date of vesting. Pursuant to the terms of the underlying agreements, unvested restricted units may immediately vest upon the occurrence of a change in control (as defined by agreement), termination without cause or death.

During 2021, the Committee approved the grant of shares of restricted stock and performance-based restricted stock (“PBRS”) to certain executives and the grant of shares of restricted stock units to certain employees. Pursuant to the terms of the performance-based awards outstanding as of the change of control event associated with the exchange of the Series E and Series F Redeemable Preferred discussed in Note 1, additional shares of restricted stock were issued including the satisfaction of certain performance conditions above the target performance level. Also, such restricted stock subsequent to the change of control event, are now subject only to the time-based vesting conditions set forth in the applicable award agreement and the 2016 Plan. The shares discussed above are reflected in the 2021 information below.

During the three years presented below, the Committee approved the grant of shares of RSU to our non-employee directors for payment of a portion of their director fees under the 2016 Plan. Each RSU represents a right to receive one share of our common stock following the grant date and are non-forfeitable. Vesting occurs upon the earliest to occur: (i) the director’s separation from service, (ii) the first anniversary of the grant date, or (iii) the occurrence of a change of control, as defined by the agreement. Based on terms of the RSU agreements, the grant date fair value was recognized as stock-based compensation expense (SG&A) on the grant date in each respective year. Pursuant to the terms of these RSU awards all of these RSU awards outstanding during 2021 immediately vested as a result of the change of control event associated with the exchange of the Series E and Series F Redeemable Preferred discussed in Note 1.

A summary of restricted stock activity during 2022 is presented below:

	Restricted Stock		Performance-Based Restricted Stock		Restricted Stock Units		Performance Based Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested outstanding beginning of year	948,979	$2.78	742,264	$2.67	209,743	$5.04	—	$—
Granted	—	$—	—	$—	264,800	$13.15	161,922	$13.22
Vested	(402,485)	$3.74	(429,625)	$2.65	—	$—	—	$—
Cancelled or forfeited	—	$—	—	$—	(52,096)	$6.73	—	$—
Unvested outstanding end of year	546,494	$2.72	312,639	$2.71	422,447	$10.50	161,922	$10.40

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

	Restricted Stock
	2022 (1)	2021	2020
Shares of restricted stock granted	—	799,500	40,479
Total fair value of restricted stock granted	$—	$2,183,000	$87,000
Weighted-average fair value per restricted stock granted during year	$—	$3.55	$2.15
Stock-based compensation expense - Cost of sales	$95,000	$107,000	$62,000
Stock-based compensation expense - SG&A	$1,047,000	$1,645,000	$1,078,000
Income tax benefit	$(269,000)	$(430,000)	$(279,000)
Total weighted-average remaining vesting period in years	0.98	1.84	1.61
Total fair value of restricted stock vested during the year	$4,394,000	$2,729,000	$578,000

	Performance-Based Restricted Stock
	2022 (1)	2021 (2)	2020 (2)
Shares of PBRS granted	—	675,532	398,134
Total fair value of PBRS granted	$—	$2,480,000	$980,000
Weighted-average fair value per PBRS granted during year	$—	$3.09	$2.46
Stock-based compensation expense - Cost of sales	$70,000	$103,000	$-
Stock-based compensation expense - SG&A	$670,000	$2,938,000	$218,000
Income tax benefit	$(174,000)	$(747,000)	$(53,000)
Total weighted-average remaining vesting period in years	0.91	1.56	1.57
Total fair value of PBRS vested during the year	$4,976,000	$6,671,000	$—

	Restricted Stock Units
	2022	2021	2020
Shares of RSU granted	264,800	327,188	301,361
Total fair value of RSU granted	$3,482,000	$1,653,000	$255,000
Weighted-average fair value per RSU granted during year	$13.15	$5.05	$0.85
Stock-based compensation expense - Cost of sales	$297,000	$161,000	$-
Stock-based compensation expense - SG&A	$1,229,000	$562,000	$255,000
Income tax benefit	$(359,000)	$(178,000)	$(63,000)
Total weighted-average remaining vesting period in years	1.71	2.42	0.48
Total fair value of RSU vested during the year	$—	$2,209,000	$16,000
(1)
We did not grant any restricted stock or performance based restricted stock awards during 2022.
(2)
Upon the change of control event associated with the exchange of the Series E and Series F Redeemable Preferred discussed in Note 1, during 2021 such PBRS are subject only to the time-based vesting conditions set forth in the applicable award agreement and the 2016 Plan.

Performance-Based Restricted Stock Units
2022
Shares of PBRSU granted	161,922
Total fair value of PBRSU granted	$2,141,000
Weighted-average fair value per PBRSU granted during year	$13.22
Stock-based compensation expense - Cost of sales	$50,000
Stock-based compensation expense - SG&A	$567,000
Income tax benefit	$(145,000)
Total weighted-average remaining vesting period in years	1.99
Total fair value of PBRSU vested during the year	$—

The PBRSU grants are tied to the total stockholder return of the fair market value of our common stock (“TSR”) and fixed costs per ton of ammonia (“FC”) measured annually over a three-year period. The TSR and FC goals utilize annual target share amounts based on 1/3 of the total target award for each grant. The annual goals include payout factors for both the TSR and FC goals. The payout factors are based on the actual results. The payout factors include a minimum threshold (if not met, no shares will be banked for that specific goal) and a maximum ceiling for each of the three year periods within the grant. As a result, the number of shares earned annually could be lower or higher than the annual target PRBSU shares. The annual goals are independently earned and are not affected by the performance goals attained in the other periods. Banked shares are used in the final calculation to determine the vested shares. These awards granted require the grantee to be continuously employed through the end of the term for vesting purposes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

The estimated fair value of the FC is based on the closing price of our common stock on the day preceding the grant date. We estimate the fair value of each PBRSU TSR on the date of grant using a Monte Carlo simulation with the following assumptions:

•
the closing stock price on the day preceding the grant,
•
the prediction time horizon, the vesting term of the grant,
•
the three-year Treasury yield curve rate on the grant date,
•
the standard deviation of historical daily returns for the length of the vesting term of the grant.

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

A summary of stock option activity in 2022 is presented below:

	2022
	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	13,000	$25.66
Granted	—	$—
Exercised	—	$—
Forfeited or expired	—	$—
Outstanding at end of year	13,000	$25.66
Exercisable at end of year	13,000	$25.66

	2022	2021	2020
Stock-based compensation expense - Cost of sales	$—	$—	$106,000
Stock-based compensation expense - SG&A	$—	$—	$42,000
Income tax benefit	$—	$—	$(36,000)
Total intrinsic value of options exercised during the year	$—	$—	$—
Total fair value of options vested during the year	$—	$—	$—
Total intrinsic value of options outstanding at end of year	$—	$—	$—
Total intrinsic value of options exercisable at end of year	$—	$—	$—
Total weighted-average remaining vesting period in years	—	—	—
Total weighted-average remaining contractual life period in years (options outstanding)	1.92	2.92	2.64
Total weighted-average remaining contractual life period in years (options exercisable)	1.92	2.92	2.64

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Stock-based Compensation Expense Not Yet Recognized – At December 31, 2022, the total stock-based compensation expense not yet recognized is $4,819,000, relating to all forms of non-vested equity awards, which we will be amortizing (subject to adjustments for actual forfeitures) through the respective remaining vesting periods through November 2025.

Reserved Shares of Common Stock – As of December 31, 2022, we have reserved 0.6 million shares of common stock issuable upon vesting of equity awards pursuant to their respective terms.

NOL Rights Agreement - On July 6, 2020, we entered into the Section 382 Rights Agreement (the “NOL Rights Agreement”), dated as of July 6, 2020, between LSB and Computershare Trust Company, N.A., as rights agent. During 2021, the NOL Rights Agreement was ratified by our shareholders at our annual meeting of shareholders held on May 14, 2021. The NOL Rights Agreement remains in effect as of December 31, 2022.

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

11. Preferred Stock

At December 31, 2022, we are authorized to issue an additional 250,000 shares of $100 par value preferred stock and an additional 5,000,000 shares of no-par value preferred stock. Upon issuance, our Board will determine the specific terms and conditions of such preferred stock.

12. Employee Savings and Stock Purchase Plans, Collective Bargaining Agreements and Executive Benefit Agreement

We were party to a death benefit agreement (“2005 Agreement”) with Jack E. Golsen (“J. Golsen”), who retired effective December 31, 2017.

The 2005 Agreement provided that, upon J. Golsen’s death, we would pay to the designated beneficiary, a lump-sum payment of $2.5 million. J. Golsen passed away in April 2022. Further, we maintained and owned a life insurance policy with a face value of $3.0 million for which we were the beneficiary. The policy did not have any cash surrender value, premium payments were current, and the policy was in force at the time of J. Golsen’s death. We received the settlement payment of $3.0 million and paid the death benefit of $2.5 million in July 2022. We have recorded $3.0 million in a settlement of life insurance presented within non-operating other expense (income), net within our consolidated statements of operations for the twelve months ended December 31, 2022. The settlement of life insurance is included in our consolidated statement of cash flows in “Other” investing activities.

The following table includes information about this agreement:

	December 31,
	2022	2021
	(In Thousands)
Total undiscounted death benefit	$—	$2,500
Total accrued death benefit	$—	$2,514

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

To assist us in funding the 2005 Agreement and for other business reasons, we purchased life insurance policies on various individuals in which we are the beneficiary. Some of these life insurance policies have cash surrender values that we have borrowed against. The net cash surrender values of these policies are included in other assets.

The following table summarizes certain information about these life insurance policies.

	December 31,
	2022	2021
	(In Thousands)
Total face value of life insurance policies	$1,500	$4,500

Total cash surrender values of life insurance policies	$1,936	$1,863
Loans on cash surrender values	(1,642)	(1,642)
Net cash surrender values	$294	$221

	2022	2021	2020
	(In Thousands)
Cost of life insurance premiums	$54	$215	$215
Increase in cash surrender values	(73)	(69)	(69)
Net cost of life insurance premiums included in SG&A	$(19)	$146	$146

Employee Savings Plans - We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. We match 50% of an employee’s contribution, up to 8% which was increased during 2022 from 6%, for substantially all full-time employees. For 2022, 2021 and 2020, the amounts contributed to this plan were approximately $1.3 million, $1.0 million, and $1.0 million respectively.

Employee Stock Purchase Plan - During 2022 our Board adopted our 2022 Employee Stock Purchase Plan (“ESPP”), which plan was approved by our shareholders at our annual meeting of shareholders held May 12, 2022. The ESPP is administered by the compensation committee of the Board. The maximum number of shares reserved and available for issuance under the ESPP shall not exceed 4,500,000 shares. Eligibility in the ESPP is limited to our employees and employees of our subsidiaries who have been continuously employed for a period of at least 30 days as of the first day of an offering and satisfy other requirements set forth in the ESPP. The ESPP offering period under the ESPP will be 6 months in duration and commence on the first business day of January and July of each year. ESPP participants may elect to authorize payroll deductions between 1 to 10 percent of eligible compensation each payroll period. Participants may purchase a maximum of 4,500 shares with respect to any offering period. The ESPP limits purchases not to exceed $25,000 in fair market value for each calendar year during which any option granted to the participant is outstanding. The purchase price of each share will be 90 percent of the closing price of a share of our common stock on the exercise date. Shares purchased by the participant are issued from our treasury stock. During 2022, we had one offering and approximately 9,000 shares were issued from our treasury stock to participants at a closing price of $13.30.

Collective Bargaining Agreements - As of December 31, 2022, we employed 571 persons, 180 whom are represented by unions under collective bargaining agreements. We have three 3-year union contracts which were successfully ratified in 2022.

13. Related Party Transactions

As discussed in Note 1, as the result of the stockholders’ approval, the Series E and Series F Redeemable Preferred exchange transaction was consummated during 2021. Pursuant to the terms of the exchange agreement, an affiliate of Eldridge exchanged all of the shares of the Series E and Series F Redeemable Preferred for approximately 49.1 million shares of our common stock.

At December 31, 2022 SBT Investors and LSB Funding, each of which is an affiliate of Eldridge beneficially own, in the aggregate, 19.9 million shares of our outstanding common stock, or approximately 26% of our outstanding common stock.

As discussed in Note 1, our Board declared the Special Dividend that was paid through the issuance of approximately 9.1 million shares of common stock in 2021, which amount included approximately 1.2 million shares to LSB Funding and approximately 0.7 million shares to certain of the Golsen Holders. In addition, pursuant to the anti-dilution terms of the Series B and Series D Preferred, which shares were held by certain of the Golsen Holders, the conversion ratio of the 12% Cumulative, Convertible Preferred Stock, par value $100 (“Series B Preferred”) increased to 43.3333 to 1 from 33.3333 to 1 and Series D 6% Cumulative, Convertible Class C Preferred Stock, no par value (“Series D Preferred”) increased to 0.325 to 1 from 0.25 to 1.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Following the exchange transaction in 2021, certain of the Golsen Holders who held all of the outstanding shares of Series B Preferred and Series D Preferred provided notice to convert all of their shares of Series B Preferred and Series D Preferred into approximately 1.2 million shares of our common stock, pursuant to the terms of these securities. Pursuant to the terms of these securities, our Board declared and we paid the accumulated dividends totaling approximately $1.9 million on the Series B and Series D Preferred. As a result, no shares of the Series B Preferred and Series D Preferred remain outstanding at December 31, 2021.

As of December 31, 2022, we have two separate outstanding financing arrangements by an affiliate of Eldridge as discussed in footnotes (C) and (D) of Note 6. In addition, an affiliate of LSB Funding held $50 million of our Old Notes, which Old Notes were redeemed with the proceeds from the New Notes as discussed in footnote (B) of Note 6. An affiliate of Eldridge holds $30 million of the New Notes.

During 2022, we exhausted our stock repurchase authorization, including by repurchasing 9.0 million shares at an average cost of $12.58 per share in connection with a public offerings by LSB Funding and SBT Investors, each of which is an affiliate of Eldridge.

Pursuant to the terms of the Board Representation and Standstill Agreement, as amended, our Board includes two directors that are employees of affiliates of LSB Funding and SBT Investors. During 2022, 2021 and 2020, we incurred director fees associated with these directors totaling approximately $0.3 million for each respective year.

During 2022, 2021 and 2020, we incurred director fees associated with Barry H. Golsen totaling approximately $0.1 million for each respective year.

As the result of Jack E. Golsen (“J. Golsen”) informing the Board of his election to retire as Executive Chairman effective December 31, 2017, we determined not to extend the employment agreement with J. Golsen beyond its then current term that expired on December 31, 2017 (the “Retirement Date”) and, in accordance with the terms his employment agreement, delivered a notice of non-renewal to J. Golsen. Following the Retirement Date, J. Golsen served as Chairman Emeritus of our Board.

In 2017, we entered into a transition agreement (the “Transition Agreement”) with J. Golsen that commenced on January 1, 2018 and ends upon the earlier of his death or a change in control as defined in the agreement. During the term, J. Golsen received an annual cash retainer of $480,000 and an additional monthly amount of $4,400 to cover certain expenses. In accordance with the terms of the Transition Agreement, we also reimburse J. Golsen for his cost of certain medical insurance coverage until his death. J. Golsen passed away in April 2022.

We were party to a death benefit agreement (“2005 Agreement”) with J. Golsen. See discussion in Note 12-Employee Savings and Stock Purchase Plans, Collective Bargaining Agreements and Executive Benefit Agreement.

14. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	2022	2021	2020
	(In Thousands)
Cash payments (refunds) for:
Interest on long-term debt and other, net of capitalized interest	$41,956	$43,583	$45,730
Income taxes, net	$1,508	$(182)	$(312)

Noncash investing and financing activities:
Supplies, other assets and accounts payable and accrued liabilities associated with additions of property, plant and equipment	$28,394	$17,649	$16,286
Loss on extinguishment of debt	$113	$—	$—
Series E and Series F Redeemable Preferred and related dividends, accretion, and embedded derivative exchanged for common stock, net of related costs in accounts payable	$—	$306,690	$37,208
Gain on extinguishment of PPP loan	$—	$10,000	$—
Series B and Series D preferred converted into common stock	$—	$3,000	$—

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15. Net Sales

Disaggregated Net Sales

As discussed in Note 1, we primarily derive our revenues from the sales of various chemical products. The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	2022	2021	2020
	(In Thousands)
Net sales:
AN & Nitric Acid	$315,679	$228,754	$150,902
Urea ammonium nitrate (UAN)	239,463	123,840	75,031
Ammonia	284,005	155,159	84,222
Other	62,564	48,486	41,161
Total net sales	$901,711	$556,239	$351,316

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 29 months at December 31, 2022.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments. We had approximately $2.0 million and $1.6 million of contract liabilities as of December 31, 2022 and 2021, respectively. During 2022 and 2021, revenues of $1.5 million and $2.5 million, respectively were recognized and included in the balance at the beginning of the period.

At December 31, 2022, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations total approximately $100 million, of which approximately 63% of this amount relates to 2023 through 2025, approximately 24% relates to 2026 through 2027, with the remainder thereafter.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

16. Leases

Information related to our leases are presented below:

	2022	2021	2020
	(Dollars In Thousands)
Components of lease expense:
Operating lease cost	$10,692	$9,998	$7,611
Short-term lease cost	3,634	2,243	4,372
Other cost (1)	275	157	75
Total lease cost	$14,601	$12,398	$12,058
Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$10,552	$10,290	$7,782
Operating cash flows from finance leases	56	33	15
Financing cash flows from finance leases	168	92	45
Cash paid for amounts included in the measurement of lease liabilities	$10,776	$10,415	$7,842

Right-of-use assets obtained in exchange for new operating lease liabilities	$4,347	$9,549	$17,064

Right-of-use assets obtained in exchange for new finance lease liabilities	$932	$—	$318

Other lease-related information:
Weighted-average remaining lease term - operating leases (in years)	3.3	4.0	4.3
Weighted-average remaining lease term - finance leases (in years)	4.9	3.2	4.1
Weighted-average discount rate - operating leases	8.25%	8.44%	8.26%
Weighted-average discount rate - finance leases	7.54%	8.69%	8.65%

(1) Includes variable and finance lease costs.

At December 31, 2022, future minimum lease payments due under ASC 842 are summarized by fiscal year in the table below:

	Operating Leases	Finance Leases
	(In thousands)
2023	$8,771	$299
2024	7,780	275
2025	4,192	318
2026	2,650	196
2027	1,692	137
Thereafter	353	132
Total lease payments	25,438	1,357
Less imputed interest	(3,283)	(219)
Present value of lease liabilities	$22,155	$1,138

As of December 31, 2022, we have executed operating leases with lease terms greater than one year, totaling approximately $0.9 million which have not yet commenced.

LSB Industries, Inc.

Supplementary Information

Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for 2022 and 2021 are as follows.

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
2022
Net sales	$198,981	$284,803	$184,273	$233,654
Gross profit (1)	$90,730	$142,924	$22,129	$92,584
Net income (1) (2)	$58,766	$103,399	$2,312	$65,870
Net income attributable to common stockholders	$58,766	$103,399	$2,312	$65,870

Basic income per common share	$0.66	$1.17	$0.03	$0.84

Diluted income per common share	$0.65	$1.15	$0.03	$0.83

2021
Net sales	$98,116	$140,696	$127,199	$190,228
Gross profit (1)	$8,060	$35,008	$17,447	$78,464
Net income (loss) (1) (2)	$(13,279)	$23,670	$(8,928)	$42,082
Net income (loss) attributable to common stockholders (A)	$(23,376)	$12,646	$(251,504)	$42,009

Basic income (loss) per common share	$(0.63)	$0.34	$(6.39)	$0.49

Diluted income (loss) per common share	$(0.63)	$0.32	$(6.39)	$0.47

(A)
See Note 1 concerning a deemed dividend associated with an exchange transaction and special dividend, which was consummated during the third quarter of 2021.

LSB Industries, Inc.

Supplementary Financial Data

Quarterly Financial Data (Unaudited)

(1)
The following income (expense) items impacted gross profit (loss) and net income (loss):

	Three months ended
	March 31	June 30	September 30	December 31
	(In Thousands)
Turnaround expense: (A)
2022	$(2,531)	$(3,295)	$(19,238)	$(4,171)

2021	$(140)	$(707)	$(7,976)	$(1,130)

Gain (loss) on natural gas forward contracts
2021	$2,706	$—	$—	$—

Compensation expense due to CoC event
2021	$—	$—	$(1,221)	$—
(2)
The following income (expense) items impacted net income (loss):

Legal fees associated with Leidos matter
2022	$(342)	$(270)	$(302)	$(200)

2021	$(886)	$(441)	$(271)	$(296)

Compensation expense due to CoC event
2021	$—	$—	$(3,786)	$—

Gain (loss) on extinguishments of debt
2022	$(113)	$—	$—	$—

2021	$—	$10,000	$—	$(20,259)

Interest expense associated with Global judgment
2022	$(79)	$(79)	$(80)	$(80)

2021	$(78)	$(79)	$(80)	$(80)

Gain (loss) associated with embedded derivative
2021	$(436)	$(716)	$(1,106)	$—

Benefit (provision) for income taxes
2022	$(11,115)	$(20,382)	$(780)	$(6,897)

2021	$(42)	$248	$(19)	$4,369
(A)
Turnaround expenses do not include the impact on operating results relating to lost absorption or reduced margins due to the associated plants being shut down.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2022, 2021, and 2020

(In Thousands)

Description (1)	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts:
2022	$474	$485	$260	$699

2021	$378	$96	$—	$474

2020	$261	$141	$24	$378

Deferred tax assets - valuation allowance:
2022	$46,968	$(28,268)	$3,784	$14,916

2021	$64,655	$(17,687)	$—	$46,968

2020	$51,589	$13,471	$405	$64,655

(1)
Reduction in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.