Form 10-Q
period 2023-03-31
LSB INDUSTRIES, INC.
filed 2023-05-03
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the Registrant's common stock was 76,129,079 shares as of April 28, 2023.

FORM 10-Q OF LSB INDUSTRIES, INC.

When we refer to "us", "we", "our", "Company" or "LSB" we are describing LSB Industries, Inc. and its subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2023 is unaudited)

	March 31,	December 31,
	2023	2022
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$48,949	$63,769
Short-term investments	376,882	330,553
Accounts receivable	60,251	75,494
Allowance for doubtful accounts	(693)	(699)
Accounts receivable, net	59,558	74,795
Inventories:
Finished goods	28,102	28,893
Raw materials	1,530	1,990
Total inventories	29,632	30,883
Supplies, prepaid items and other:
Prepaid insurance	12,271	17,429
Precious metals	14,474	13,323
Supplies	28,570	27,501
Other	9,491	8,346
Total supplies, prepaid items and other	64,806	66,599
Total current assets	579,827	566,599

Property, plant and equipment, net	842,925	848,661

Other assets:
Operating lease assets	21,321	22,682
Intangible and other assets, net	1,697	1,877
	23,018	24,559

	$1,445,770	$1,439,819

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at March 31, 2023 is unaudited)

	March 31,	December 31,
	2023	2022
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$68,341	$78,182
Short-term financing	10,168	16,134
Accrued and other liabilities	43,617	38,470
Current portion of long-term debt	8,544	9,522
Total current liabilities	130,670	142,308

Long-term debt, net	702,071	702,733

Noncurrent operating lease liabilities	13,460	14,896

Other noncurrent accrued and other liabilities	522	522

Deferred income taxes	69,095	63,487

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $.10 par value; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	497,216	497,179
Retained earnings	214,993	199,092
	721,326	705,388
Less treasury stock, at cost:
Common stock, 15.0 million shares (14.9 million shares at December 31, 2022)	191,374	189,515
Total stockholders' equity	529,952	515,873
	$1,445,770	$1,439,819

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In Thousands, Except Per Share Amounts)
Net sales	$180,964	$198,981
Cost of sales	139,359	108,251
Gross profit	41,605	90,730

Selling, general and administrative expense	9,867	10,935
Other expense (income), net	1,203	(176)
Operating income	30,535	79,971

Interest expense, net	12,212	9,955
Non-operating other expense (income), net	(3,476)	135
Income before provision for income taxes	21,799	69,881
Provision for income taxes	5,898	11,115
Net income	15,901	58,766

Income per common share:
Basic:
Net income	$0.21	$0.66

Diluted:
Net income	$0.21	$0.65

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2022	91,168	(14,888)	$9,117	$497,179	$199,092	$(189,515)	$515,873
Net income					15,901		15,901
Stock-based compensation				719			719
Shares issued restricted stock units		53		(682)		682	—
Shares withheld restricted stock and restricted stock units vesting		(204)				(2,541)	(2,541)
Balance at March 31, 2023	91,168	(15,039)	$9,117	$497,216	$214,993	$(191,374)	$529,952

Balance at December 31, 2021	91,168	(1,375)	$9,117	$493,161	$(31,255)	$(10,533)	$460,490
Net income					58,766		58,766
Stock-based compensation				803			803
Other		(229)				(1,871)	(1,871)
Balance at March 31, 2022	91,168	(1,604)	$9,117	$493,964	$27,511	$(12,404)	$518,188

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
	(In Thousands)
Cash flows from operating activities
Net income	$15,901	$58,766
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,608	10,823
Depreciation and amortization of property, plant and equipment	17,439	17,197
Stock-based compensation	719	803
Other	1,223	946
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	15,418	(11,707)
Inventories	1,251	(10,817)
Prepaid insurance	5,158	3,687
Supplies, prepaid items and other	(4,455)	(6,253)
Accounts payable	(4,861)	10,003
Accrued interest	10,905	13,618
Other assets and other liabilities	(5,059)	(1,574)
Net cash provided by operating activities	59,247	85,492

Cash flows from investing activities
Expenditures for property, plant and equipment	(18,437)	(8,254)
Proceeds from short-term investments	88,707	—
Purchases of short-term investments	(133,660)	(89,311)
Other investing activities	11	51
Net cash used by investing activities	(63,379)	(97,514)

Cash flows from financing activities
Net proceeds from 6.25% senior secured notes	—	200,000
Payments on other long-term debt	(2,180)	(6,912)
Payments on short-term financing	(5,967)	(2,805)
Payments of debt-related costs, including extinguishment costs	—	(4,102)
Other financing activities	(2,541)	(2,004)
Net cash provided (used) by financing activities	(10,688)	184,177

Net increase (decrease) in cash and cash equivalents	(14,820)	172,155

Cash and cash equivalents at beginning of period	63,769	82,144
Cash and cash equivalents at end of period	$48,949	$254,299

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”), filed with the SEC on February 23, 2023. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three-month periods ended March 31, 2023 and 2022 and the Company’s financial position as of March 31, 2023.

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

Nature of Business – We are engaged in the manufacture and sale of chemical products. The chemical products we primarily manufacture, market and sell are ammonia, fertilizer grade ammonium nitrate (“AN” and “HDAN”) and urea ammonium nitrate ("UAN") for agricultural applications, high purity and commercial grade ammonia, high purity AN, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide and diesel exhaust fluid for industrial applications and industrial grade AN (“LDAN”) and solutions for the mining industry. We manufacture and distribute our products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of Covestro in Baytown, Texas.

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

Short-Term Investments - Investments, which consist of U.S. treasury bills with an original maturity up to and less than 52 weeks, are considered short-term investments and are classified as Level 1. We plan to hold these investments to maturity and have a history of holding investments to maturity. These investments are carried at cost which approximated fair value for the period ended March 31, 2023. Due to the nature of these investments, as U.S. treasury securities, no impairment is anticipated. Our estimate of expected losses is incorporated into the review of the investments' fair value quarterly.

Accounts Receivable – Our accounts receivable are presented at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any estimate of expected loss anticipated on accounts receivable balances. Our estimate is based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts that are past due (based upon the terms of the sale). Our periodic assessment is based on our best estimate of amounts that are not recoverable which includes a present collectability review and forward looking assessment, where applicable.

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

In January 2023, the compensation committee of our Board of Directors (“Board”) approved the grant of 171,641 shares of time-based restricted stock units and 171,641 shares of performance-based restricted stock units to certain executives and employees under our 2016 Long Term Incentive Plan (as Amended and Restated on March 4, 2021). The time-based restricted stock units will vest at the end of each one-year period at the rate of one-third per year for three years. The performance-based restricted stock units will vest on the third anniversary of the grant date subject to the achievement of a market metric established by the Board as set out in the grant. Upon the third anniversary the grants may be modified in a range between 0% and 200% based upon achievement of the market metric. The

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unvested restricted units carry dividend and voting rights contingent upon the vesting and lapsing of restriction. Sales of these units are restricted prior to the date of vesting. Pursuant to the terms of the underlying restricted stock unit agreements, unvested restricted shares will immediately vest upon the occurrence of a change in control (as defined by agreement), or a certain portion will immediately vest upon termination without cause or death.

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

Recently Issued Accounting Pronouncements

Changes to U.S. GAAP are established by the FASB in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs issued and outstanding or that became effective since January 1, 2023 through the date of these financial statements were assessed and determined not to be applicable or are expected to have minimal impact on our condensed consolidated financial position and results of operations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Income Per Common Share

	Three Months Ended
	March 31,
	2023	2022
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income	$15,901	$58,766
Numerator for basic and diluted net income per common share	$15,901	$58,766

Denominator:
Denominator for basic net income per common share - adjusted weighted-average shares (1)	75,807	88,421
Effect of dilutive securities:
Unvested restricted stock and stock units	504	1,345
Dilutive potential common shares	504	1,345
Denominator for diluted net income per common share - adjusted weighted-average shares	76,311	89,766

Basic net income per common share	$0.21	$0.66

Diluted net income per common share	$0.21	$0.65
(1)
Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2023	2022

Restricted stock and stock units	395,301	—
Stock options	13,000	13,000
	408,301	13,000

3. Current and Noncurrent Accrued and Other Liabilities

	March 31,	December 31,
	2023	2022
	(In Thousands)
Accrued interest	$22,212	$11,196
Current portion of operating lease liabilities	7,869	7,259
Accrued payroll and benefits	4,468	12,440
Other	9,590	8,097
	44,139	38,992
Less noncurrent portion	522	522
Current portion of accrued and other liabilities	$43,617	$38,470

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
	2023	2022
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 8.50% (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	700,000	700,000
Secured Financing due 2023, with an interest rate of 8.32% (C)	3,292	4,161
Secured Financing due 2025, with an interest rate of 8.75% (D)	18,023	19,277
Other	1,080	1,138
Unamortized debt issuance costs	(11,780)	(12,321)
	710,615	712,255
Less current portion of long-term debt	8,544	9,522
Long-term debt due after one year, net	$702,071	$702,733

(A)
Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount as of March 31, 2023, was $0.9 million, which reduces the amount available for borrowing under the Working Capital Revolver Loan. At March 31, 2023, our available borrowings under our Working Capital Revolver Loan were approximately $62.3 million, based on our eligible collateral, less outstanding letters of credit and loan balance. The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024. Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million. The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.
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

The Senior Secured Notes mature on October 15, 2028. Interest is to be paid in arrears on May 15 and October 15.

(C)
El Dorado Chemical Company (“EDC”), one of our subsidiaries, is party to a secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023. The final balloon payment was repaid in April 2023.
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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Commitments and Contingencies

Outstanding Natural Gas Purchase Commitments – At March 31, 2023, certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not mark-to-market. These contracts included volume purchase commitments with fixed costs of approximately 21.1 million MMBtus of natural gas. Further, the natural gas contracts extend through December 2023 at a weighted-average cost of $3.60 per MMBtu ($75.9 million) and a weighted-average market value of $2.52 per MMBtu ($53.1 million).

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

As of March 31, 2023, our accrued liabilities for environmental matters totaled approximately $0.5 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018,

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established as of March 31, 2023, in connection with this ADEQ matter.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion. While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion. We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter. As of March 31, 2023, no liability reserve has been established in connection with this matter.

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

No liability was established at March 31, 2023 or December 31, 2022, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable. We are also involved in various other claims and legal actions (including matters involving gain contingencies). It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

6. Derivatives, Hedges and Financial Instruments

Natural Gas Contracts

Periodically, we entered into certain forward natural gas contracts, which are accounted for on a mark-to-market basis. We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments. At March 31, 2023 and December 31, 2022, we had no outstanding natural gas contracts accounted for on a mark-to-market basis. When present the valuations of the natural gas contracts are classified as Level 2.

Financial Instruments

At March 31, 2023 and December 31, 2022, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes included in the table below. The carrying value of our Senior Secured Notes approximates fair value and is classified as a Level 2 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	March 31, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$700	$618	$700	$637
1.
Based on a quoted price of 88.25 at March 31, 2023 and 91.00 at December 31, 2022.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

Provision for income taxes is as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In Thousands)
Current:
Federal	$—	$—
State	290	292
Total Current	$290	$292

Deferred:
Federal	$4,622	$11,385
State	986	(562)
Total Deferred	$5,608	$10,823
Provision for income taxes	$5,898	$11,115

The tax provision for the three months ended March 31, 2023, was $5.9 million (27.1% provision on pre-tax income). The tax provision for the three months ended March 31, 2022, was $11.1 million (15.9% provision on pre-tax income). For 2023, the effective tax rate is higher than the statutory tax rate primarily due to state taxes, including state valuation allowances on certain newly generated state tax attributes. For 2022, the effective tax rate was less than the statutory tax rate primarily due to the impact of the valuation allowances.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results. Based on our analysis, we have determined that it is more-likely-than-not that all of our federal deferred tax assets and a portion of our state deferred tax assets will be utilized. We estimate an approximately $1.7 million increase in the related valuation allowance associated with these state deferred tax assets will be recorded during the year as part of the estimated annual effective tax rate applied to ordinary income.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents our net sales disaggregated by our principal product types:

	Three Months Ended
	March 31,
	2023	2022
	(In Thousands)
Net sales:
AN & Nitric Acid	$58,272	$71,800
Urea ammonium nitrate (UAN)	46,590	56,569
Ammonia	63,415	59,342
Other	12,687	11,270
Total net sales	$180,964	$198,981

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 30 months at March 31, 2023.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments. We had approximately $3.8 million, $2.0 million and $1.6 million of contract liabilities as of March 31, 2023, December 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2023 and 2022, revenues of $0.6 million and $1.4 million, respectively, were recognized and included in the balance at the beginning of the respective period. We had approximately $86.9 million of accounts receivable as of December 31, 2021.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At March 31, 2023, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations totals approximately $92.1 million, of which approximately 60% of this amount relates to 2023 through 2025, approximately 26% relates to 2026 through 2027, with the remainder thereafter.

9. Related Party Transactions

As of March 31, 2023, we have two separate outstanding financing arrangements by an affiliate of Eldridge as discussed in footnotes (C) and (D) of Note 4. An affiliate of Eldridge holds $30 million of the New Notes.

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended
	March 31,
	2023	2022
	(In Thousands)
Cash payments (refunds) for:
Income taxes, net	$20	$—
Noncash investing and financing activities:
Accounts receivable, supplies, other assets, accounts payable and accrued liabilities associated with additions of property, plant and equipment	$21,761	$17,295
Accounts payable associated with debt-related costs	$—	$741

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our March 31, 2023 condensed consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and through our subsidiaries, we manufacture and sell chemical products for the agricultural, mining and industrial markets. We own and operate facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma and operate a facility on behalf of Covestro in Baytown, Texas. Our products are sold through distributors and directly to end customers primarily throughout the U.S. and parts of Mexico, Canada and the Caribbean.

Key Operating Initiatives for 2023

We expect our future results of operations and financial condition to benefit from the following key initiatives:

•
Investing to improve Environmental, Health & Safety and Reliability at our Facilities while Supplying our Customers with Products of the Highest Quality.

▪
We believe that our operational progress over the past several years represents proof that high safety standards not only enable us to protect what matters, which is the well-being of our employees, but also translates into improved plant performance. In 2023 we remain focused on our efforts to further the progress we have made with our safety programs to move closer to attaining zero injuries. We plan to continue to invest additional capital at all three of our facilities during 2023 to build upon the success we have had in implementing enhanced safety programs during the last several years.
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
•
Continue Broadening the Distribution and Optimization of our Product Mix. Over the course of 2022, we were successful in improving upon the production capacity of our plants, particularly through Turnarounds at two of our facilities. We plan to continue to expand the distribution of our products by partnering with customers to take product into different markets, while also focusing on opportunities to upgrade our margins through the optimization of our product mix. In January of 2023, we took over direct distribution of our Pryor facility’s UAN production following several years of working with a third party to sell the product. We believe that this, combined with continued expansion of our customer relationships and the robust market analysis capabilities we have developed, will make us more effective in identifying and capitalizing on the most profitable distribution opportunities for our products. Additionally, we will continue to progress several capital improvement projects during 2023 that are related to our storage and distribution capabilities which we believe will assist us in improving our overall margins.
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

•
Evaluate and Pursue Organic Capacity Expansion. We are evaluating opportunities across all our facilities to increase production capacity through the implementation of several potential debottlenecking projects. Our initial calculations suggest that these projects could potentially represent significant incremental annual profitability using an assumed mid-market pricing for Tampa Ammonia, UAN and natural gas. We have engaged third party engineering firms to conduct feasibility studies on several potential projects at our El Dorado site. We expect to receive the results of these studies by mid-year 2023. If the proposed projects meet our return criteria, we would expect to make recommendations to our Board to move forward and engage an engineering firm to conduct the front end engineering design ("FEED") process. We estimate the FEED process will take nine to twelve months to complete. Upon completion of the FEED process, we expect to again review the projects in relation to the outlook for our product end markets and the overall economy and make a decision as to which products to pursue.
•
Pursue Acquisitions of Strategic Assets or Companies. We are continuously evaluating opportunities to acquire strategic assets or companies where we believe those acquisitions will enhance the value of the Company and provide attractive returns. We evaluate assets and companies that can provide us with geographic expansion, extend an existing product line, add one or more new product lines, leverage our existing ammonia production capabilities, or complement our existing business lines, among other accretive opportunities.

Recent Business Developments

Signed Agreements for Low and No Carbon Ammonia Projects

In April 2022 we entered into an agreement with Lapis Energy to develop a project to capture and permanently sequester CO2 at our El Dorado, Arkansas facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will make 100% of the capital investment required for the project development. The project is expected to be completed by 2025, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and permanently sequester more than 450,000 metric tons of CO2 per year in underground saline aquifers, with the potential to increase this quantity based on a potential debottlenecking project at the facility. The permanently sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured beginning in 2026. Once in operation, the sequestered CO2 is expected to reduce LSB’s scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering more than 450,000 metric tons of CO2 annually is expected to enable LSB to produce over 375,000 metric tons of blue ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. In February 2023, we achieved a key milestone in the advancement of our blue ammonia project at El Dorado by filing a pre-construction Class VI permit application with the U.S. Environmental Protection Agency (the “EPA”). The EPA accepted our application in March 2023.

In May 2022 we entered into agreements with Thyssenkrupp Uhde USA, LLC and Bloom Energy Corporation, (NYSE:BE) to develop a project to produce approximately 30,000 metric tons of zero-carbon or “green” ammonia per year at our Pryor, Oklahoma facility. Thyssenkrupp Uhde completed a feasibility study to convert a small portion of Pryor’s existing conventional or “grey” ammonia capacity into green ammonia. We continue to work with several engineering, procurement and construction firms for other designs and cost estimates. Once a project design is selected and Board approval is granted, the project will move forward into the FEED, detailed engineering and construction. Bloom will operate and maintain the solid oxide electrolyzer. The green hydrogen produced from the electrolyzers is expected to qualify for federal incentive programs such as the production and tax credit under Internal Revenue Code Section 45V, which are up to $3 per kilogram of clean hydrogen beginning in 2023.

Lower Product Selling Prices Partially Offset by Stronger Sales Volume

Sales volumes of our products increased in the first quarter of 2023 as compared to the same quarter of 2022. This was driven largely by stronger ammonia production at our facilities, reflecting investments we have made in plant reliability over the past several years. With respect to our first quarter 2023 profitability, higher sales volumes were more than offset by the impact of lower selling prices relative to the first quarter of 2022.

A key factor in the decline in nitrogen fertilizer prices over the past eight months is the decline in natural gas costs in Europe. Natural gas is the primary feedstock for the production of ammonia. Natural gas prices in Europe have dropped due to a reduction in demand primarily related to warmer than expected temperatures throughout Europe this past winter and a reduction in industrial demand. The lower natural gas costs have enabled numerous European ammonia facilities to resume operations, increasing global supply for nitrogen products. With that said, natural gas costs in Europe remain significantly higher than those in the U.S. and European operators remain the high cost, or marginal producers, with production costs substantially higher than those in the U.S.

In addition to the lower production costs for European producers as compared to a year ago, the decline in fertilizer prices reflects the impact of a delayed spring fertilizer application in many corn growing regions of the U.S. due to cold and wet weather. Nitrogen prices have also been pressured by lower demand for ammonia from Asian industrial markets as well as from phosphate producers.

Despite these factors, nitrogen pricing remains at attractive levels and appears to have stabilized with potential for improvement as 2023 progresses, given an increasingly favorable demand outlook.

We expect favorable U.S. corn market dynamics to continue to provide support for stronger fertilizer pricing as 2023 progresses. Current U.S. corn stock/use ratios sit near multi-year lows due, in part, to the impact of dry conditions in South America, the Western U.S. and parts of Europe on global corn supplies. As a result, corn prices remain significantly above 10-year averages which, combined with lower input costs relative to last year, should incentivize farmers to plant additional acres and maximize yield through the current planting season. Recent U.S. Department of Agriculture (“USDA”) reports indicate that U.S. corn acreage planted in the 2022-2023 planting season was approximately 88.6 million acres, lower than the 2021-2022 estimated plantings of 93.3 million acres. As a result of the reduction in acres planted for the 2022-2023 season and the impact on global corn stocks which remain below usage levels, we believe that acres planted for the 2023-2024 season could increase to approximately 92 million acres, which we expect to drive increased demand for fertilizers.

Our industrial business has been robust and demand for our products is steady. Nitric acid demand is stable as the demand impacts of high inflation in the U.S. has been offset by global producers shifting production from international facilities to their U.S. operations in order to take advantage of lower domestic input costs. Demand for AN for use in mining applications is robust due to attractive market fundamentals for quarrying and aggregate production and U.S. metals. While economic concerns persist for 2023, we believe that we have a meaningful degree of downside protection from the potential impacts of a recession given the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

According to the April Report, farmers planted approximately 88.6 million acres of corn in 2022, down 5% compared to the 2021 planting season. In addition, the USDA estimates the U.S. ending stocks for the 2022 Harvest will be approximately 34 million metric tons, a 2.6% decrease from the 2021 Harvest. The USDA also lowered the expected yield for the 2022 Harvest, down approximately 2% from a year ago.

The following April 2023 estimates are associated with the corn market:

	2023 Crop	2022 Crop		2021 Crop
	(2022 Harvest)	(2021 Harvest)	Percentage	(2020 Harvest)	Percentage
	April Report (1)	April Report (1)	Change (2)	April Report (1)	Change (3)
U.S. Area Planted (Million acres)	88.6	93.3	(5.0%)	90.7	(2.3%)
U.S. Yield per Acre (Bushels)	173.3	176.7	(1.9%)	171.4	1.1%
U.S. Production (Million bushels)	13,730	15,074	(8.9%)	14,111	(2.7%)
U.S. Ending Stocks (Million metric tons)	34.1	35.0	(2.6%)	31.4	8.6%
World Ending Stocks (Million metric tons)	295.3	306.9	(3.8%)	292.8	0.9%

1.
Information obtained from WASDE report dated April 11, 2023 (“April Report”) for the 2022/2023 (“2023 Crop”), 2021/2022 (“2022 Crop”) and 2020/2021 (“2021 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2023 Crop amounts compared to the 2022 Crop amounts.
3.
Represents the percentage change between the 2023 Crop amounts compared to the 2021 Crop amounts.

The current USDA corn outlook for the U.S. is for reductions to imports and food, seed, and industrial (FSI) use, with unchanged ending stocks. Corn imports were lowered 10 million bushels and feed and residual use was left unchanged. FSI was lowered 10 million bushels reflecting cuts to corn used for glucose and dextrose and starch. With supply and use falling by the same amount, ending stocks are unchanged. From a demand perspective, corn prices remain well above historical 5-year averages and remain significantly higher than $4 per bushel, the level that we believe represents a key threshold as it relates to favorable farmer economics.

Industrial and Mining Products

Our industrial products sales volumes are dependent upon general economic conditions, primarily in the housing, automotive and paper industries. Demand for our industrial products has remained steady. Nitric acid demand is stable as the demand impacts of high inflation in the U.S. has been offset by global producers shifting production from international facilities to their U.S. operations in order to take advantage of lower domestic input costs. Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Our mining products are LDAN and AN solution, which are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining and to a lesser extent, for coal. Demand for AN for use in mining applications is solid due to attractive market fundamentals for quarrying and aggregate production and U.S. metals.

While economic concerns persist for 2023, we believe that for both our industrial and mining products we have a meaningful degree of downside protection from the potential impacts of a recession given the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

The following table shows the volume of natural gas we purchased and the average cost per MMBtu:

	Three Months Ended
	March 31,
	2023	2022
Natural gas volumes (MMBtu in millions)	7.4	7.2
Natural gas average cost per MMBtu	$5.66	$4.74

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price. We continue to evaluate the recent rising costs of freight domestically. As a result of increases in demand for available rail, truck and barge options to transport product, primarily during the spring and fall planting seasons, higher transportation costs have and could continue to impact our margins if we are unable to fully pass through these costs to our customers. Additionally, continued truck driver shortages could impact our ability to fulfill customer demand. As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

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

Our El Dorado Facility completed its scheduled ammonia plant Turnaround during the third quarter of 2022. Our Pryor Facility completed its scheduled ammonia plant Turnaround during the fourth quarter of 2022. Our El Dorado Facility and our Pryor Facility are now on a three-year and two-year ammonia plant Turnaround cycle, respectively.

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

Consolidated Results of the First Quarter of 2023

Our consolidated net sales for the first quarter of 2023 were $181.0 million compared to $199.0 million for the same period in 2022. Our consolidated operating income for the first quarter of 2023 was $30.5 million compared to $80.0 million for the same period in 2022. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the First Quarter

Selling Prices

For the first quarter of 2023, average selling prices for our key products decreased compared to the first quarter of 2022. As discussed above under “Recent Business Developments,” declining European natural gas prices resulting in ammonia production costs in Europe declining substantially, translating into lower selling prices for ammonia and ammonia derivative fertilizers.

For the first quarter of 2023, average industrial selling prices for most of our products were also lower compared to the same period of 2022, primarily driven by the $478 per metric ton decrease in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2023 and 2022 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table contains certain financial information:

	Three Months Ended
	March 31,			Percentage
	2023	2022	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$58,272	$71,800	$(13,528)	(19)%
Urea ammonium nitrate (UAN)	46,590	56,569	(9,979)	(18)%
Ammonia	63,415	59,342	4,073	7%
Other	12,687	11,270	1,417	13%
Total net sales	$180,964	$198,981	$(18,017)	(9)%

Gross profit:
Adjusted gross profit (1)	$59,015	$110,418	$(51,403)	(47)%
Depreciation and amortization (2)	(17,416)	(17,157)	(259)	2%
Turnaround expense	6	(2,531)	2,537	(100)%
Total gross profit	41,605	90,730	(49,125)	(54)%
Selling, general and administrative expense	9,867	10,935	(1,068)	(10%)
Other expense (income), net	1,203	(176)	1,379
Operating income	30,535	79,971	(49,436)	(62)%
Interest expense, net	12,212	9,955	2,257	23%
Non-operating other expense (income), net	(3,476)	135	(3,611)
Provision for income taxes	5,898	11,115	(5,217)	(47)%
Net income	$15,901	$58,766	$(42,865)	73%

Other information:
Gross profit percentage (3)	23.0%	45.6%	(22.6)%
Adjusted gross profit percentage (3)	32.6%	55.5%	(22.9)%
Property, plant and equipment expenditures	$18,437	$8,254	$10,183
(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

	Three Months Ended
	March 31,			Percentage
Product (tons sold)	2023	2022	Change	Change
AN & Nitric Acid	122,745	144,517	(21,772)	(15)%
Urea ammonium nitrate (UAN)	113,026	100,153	12,873	13%
Ammonia	88,997	60,725	28,272	47%
Total	324,768	305,395	19,373	6%

	Three Months Ended
	March 31,			Percentage
Gross Average Selling Prices (price per ton)	2023	2022	Change	Change
AN & Nitric Acid	$475	$497	$(22)	(4)%
Urea ammonium nitrate (UAN)	$412	$565	$(153)	(27)%
Ammonia	$713	$977	$(264)	(27)%

	Three Months Ended
	March 31,			Percentage
Average Benchmark Prices (price per ton)	2023	2022	Change	Change
Tampa Ammonia Benchmark	$728	$1,206	$(478)	(40)%
NOLA UAN	$318	$569	$(251)	(44)%

Net Sales

Net sales of our primary products decreased during the first quarter of 2023 compared to the prior year period driven by the impact of lower selling prices relative to the first quarter of 2022 for all of our products. Partially offsetting weaker pricing was an increase in sales volume of ammonia driven largely by stronger production at our facilities, reflecting the investments made in plant reliability over the past several years.

Demand for our industrial and mining products remains strong despite growing global recessionary forces. Our contractual agreements with industrial customers that specify minimum volumes and our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand.

Gross Profit

As noted in the table above, we recognized a gross profit of $41.6 million for the first quarter of 2023 compared to $90.7 million for the same period in 2022, or a $49.1 million reduction. Overall, our gross profit percentage was 23.0% compared to 45.6% for the same period in 2022. Our adjusted gross profit percentage decreased to 32.6% for the first quarter of 2023 from 55.5% for the first quarter of 2022.

The decrease in gross profit was primarily driven by lower sales prices for our products partially offset by higher sales volumes of our ammonia and UAN products. Gross profit was also negatively impacted by higher overall average natural gas costs, both in our beginning inventory and inventory produced during the first quarter of 2023 which averaged $5.66 per MMBtu for 2023 as compared to $4.74 per MMBtu for 2022.

Selling, General and Administrative

Our SG&A expenses were $9.9 million for the first quarter of 2023, a decrease of $1.1 million compared to the same period in 2022. The net decrease was primarily driven by approximately $2.4 million of expense relating to nonrecurring transaction fees incurred and other professional fees during the first quarter of 2022 partially offset by a $1.3 million increase in payroll related expense for the first quarter of 2023.

Other Expense (Income), net

Other expense incurred during the first quarter of 2023 primarily relates to losses incurred on the disposal of assets.

Interest Expense

Interest expense for the first quarter of 2023 was $12.2 million compared to $10.0 million for the same period of 2022. The increase relates to the issuance of $200 million of 6.25% Senior Secured Notes during March of 2022 which were outstanding during the entire first quarter of 2023.

Non-operating Other Expense (Income), net

Non-operating other income for the first quarter of 2023 was $3.5 million primarily relating to interest income from our short-term investments. Non-operating other expense was minimal for the first quarter of 2022.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2023 was $5.9 million compared to $11.1 million for the same period of 2022. The resulting effective tax rate for the first quarter of 2023 was 27.1% compared to 15.9% for the same period of 2022. For the first quarter of 2023, the effective tax rate is greater than the statutory rate primarily due to the impact of state taxes including state valuation allowances on certain newly generated state tax attributes. For the first quarter of 2022 the effective tax rate was lower than the statutory rate primarily due to the impact of the valuation allowances. See discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the three months ended March 31:

	2023	2022	Change
	(In Thousands)
Net cash flows from operating activities	$59,247	$85,492	$(26,245)

Net cash flows from investing activities	$(63,379)	$(97,514)	$34,135

Net cash flows from financing activities	$(10,688)	$184,177	$(194,865)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $59.2 million for the first three months of 2023 compared to $85.5 million for the same period of 2022, a change of $26.2 million.

For the first three months of 2023, the net cash provided is the result of net income of $15.9 million plus adjustments of $17.4 million for depreciation and amortization of PP&E, $5.6 million for deferred taxes, other adjustments of $1.9 million and cash provided of $18.4 million primarily from our working capital.

For the first quarter of 2022, the net cash provided is the result of net income of $58.8 million plus adjustments of $17.2 million for depreciation and amortization of PP&E, $10.8 million for deferred taxes and other adjustments of $1.7 million and net cash used of $3.0 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $63.4 million for the first three months of 2023 compared to $97.5 million for the same period of 2022, a change of $34.1 million.

For the first three months of 2023, the net cash used primarily relates purchases of short-term investments of $133.7 million and expenditures for PP&E of $18.4 million, partially offset by proceeds from short-term investments of $88.7 million.

For the first quarter of 2022, the net cash used primarily relates purchases of short-term investments of $89.3 million and expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $10.7 million for the first three months of 2023 compared to net cash provided of $184.2 million for the same period of 2022, a change of $194.9 million.

For the first three months of 2023, the net cash used primarily consists of payments on other long-term debt and short-term financing of $8.2 million and payments of $2.5 million for other financing activities.

For the first quarter of 2022, the net cash provided primarily consists of proceeds of $200 million from the New Notes partially offset by payments on other long-term debt and short-term financing of $9.7 million, payments of $4.1 million for equity and debt-related cost and $2.0 million for other financing activities.

Capitalization

The following is our total current cash, short-term investments, long-term debt and stockholders’ equity:

	March 31,	December 31,
	2023	2022
	(In Millions)
Cash and cash equivalents	$48.9	$63.8

Short-term investments	376.9	330.6
Total cash, cash equivalents and short-term investments	$425.8	$394.4
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2028 (1)	700.0	700.0
Secured Financing due 2023	3.3	4.2
Secured Financing due 2025	18.0	19.3
Other	1.1	1.1
Unamortized debt issuance costs	(11.8)	(12.3)
Total long-term debt, including current portion, net	$710.6	$712.3
Total stockholders' equity	$530.0	$515.9
(1)
See discussion contained in Note 4.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million. As of March 31, 2023, our Working Capital Revolver Loan was undrawn and had approximately $62.3 million of availability.

For the full year of 2023, we expect capital expenditures to be approximately $60 million to $80 million. This capital spending is primarily planned for reliability and maintenance capital projects.

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

As of March 31, 2023, we have approximately $426 million of cash and short-term investments. From time to time, we may seek to deploy capital through additional share repurchases or the retirement or purchase of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Compliance with Long - Term Debt Covenants

As discussed in Note 4, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of March 31, 2023, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB has $700 million aggregate principal amount of the 6.25% Senior Secured Notes currently outstanding. Interest is to be paid semiannually in arrears on May 15th and October 15th, maturing October 15, 2028.

Secured Financing due 2023 – EDC is party to a secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023. The final balloon payment was repaid in April 2023.

Secured Financing due 2025 – EDA is party to a $30 million secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Working Capital Revolver Loan – At March 31, 2023, our Working Capital Revolver Loan was undrawn and had approximately $62.3 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Capital Expenditures – First Quarter 2023

For the first quarter of 2023, capital expenditures relating to PP&E were $18.4 million. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $1.1 million for the first quarter of 2023 in connection with environmental projects. For the remainder of 2023, we expect to incur expenses ranging from $3.1 million to $3.5 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of March 31, 2023, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. These insurance bonds are expected to expire or be renewed later in 2023-2024.

New Accounting Pronouncements

Refer to Note 1 for recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2022 Form 10-K. In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters, including matters discussed under footnote A of Note 5.

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

It is also reasonably possible that the estimates and assumptions utilized as of March 31, 2023 could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At March 31, 2023, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At March 31, 2023, we had no outstanding natural gas contracts which are accounted for on a mark-to-market basis.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility. As of March 31, 2023, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2023. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
the amount, timing and effect on the nitrogen market from current nitrogen expansion projects;
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
•
global supply chain disruptions;
•
other factors described in the MD&A contained in this report; and
•
other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2022.

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

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023. There are no material changes from the risk factors disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

See “Index to Exhibits” on page 33.

Index to Exhibits Item 6.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on Form S-3 filed on November 16, 2021

3(ii)	Second Amended and Restated Bylaws of LSB Industries, Inc., dated July 19, 2021	Exhibit 3.1 to the Company’s Form 8-K filed July 20, 2021

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)
Filed herewith or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 3rd day of May 2023.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)