Form 10-Q
period 2023-06-30
LSB INDUSTRIES, INC.
filed 2023-07-27
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the Registrant's common stock was 74,344,336 shares as of July 21, 2023.

FORM 10-Q OF LSB INDUSTRIES, INC.

When we refer to "us", "we", "our", "Company" or "LSB" we are describing LSB Industries, Inc. and its subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2023 is unaudited)

	June 30,	December 31,
	2023	2022
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$45,072	$63,769
Short-term investments	268,762	330,553
Accounts receivable	51,431	75,494
Allowance for doubtful accounts	(692)	(699)
Accounts receivable, net	50,739	74,795
Inventories:
Finished goods	21,281	28,893
Raw materials	1,420	1,990
Total inventories	22,701	30,883
Supplies, prepaid items and other:
Prepaid insurance	7,084	17,429
Precious metals	13,100	13,323
Supplies	29,730	27,501
Other	2,904	8,346
Total supplies, prepaid items and other	52,818	66,599
Total current assets	440,092	566,599

Property, plant and equipment, net	835,423	848,661

Other assets:
Operating lease assets	25,050	22,682
Intangible and other assets, net	1,572	1,877
	26,622	24,559

	$1,302,137	$1,439,819

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at June 30, 2023 is unaudited)

	June 30,	December 31,
	2023	2022
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$54,524	$78,182
Short-term financing	5,118	16,134
Accrued and other liabilities	31,210	38,470
Current portion of long-term debt	5,371	9,522
Total current liabilities	96,223	142,308

Long-term debt, net	578,214	702,733

Noncurrent operating lease liabilities	16,158	14,896

Other noncurrent accrued and other liabilities	522	522

Deferred income taxes	71,223	63,487

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $.10 par value; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	498,517	497,179
Retained earnings	240,088	199,092
	747,722	705,388
Less treasury stock, at cost:
Common stock, 16.8 million shares (14.9 million shares at December 31, 2022)	207,925	189,515
Total stockholders' equity	539,797	515,873
	$1,302,137	$1,439,819

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Amounts)
Net sales	$165,845	$284,803	$346,809	$483,784
Cost of sales	129,813	141,879	269,172	250,130
Gross profit	36,032	142,924	77,637	233,654

Selling, general and administrative expense	9,436	9,638	19,303	20,573
Other expense (income), net	(900)	628	303	452
Operating income	27,496	132,658	58,031	212,629

Interest expense, net	11,836	12,307	24,048	22,262
(Gain) loss on extinguishment of debt	(8,644)	—	(8,644)	113
Non-operating other income, net	(3,764)	(3,430)	(7,240)	(3,408)
Income before provision for income taxes	28,068	123,781	49,867	193,662
Provision for income taxes	2,973	20,382	8,871	31,497
Net income	25,095	103,399	40,996	162,165

Income per common share:
Basic:
Net income	$0.33	$1.17	$0.54	$1.84

Diluted:
Net income	$0.33	$1.15	$0.54	$1.81

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2022	91,168	(14,888)	$9,117	$497,179	$199,092	$(189,515)	$515,873
Net income					15,901		15,901
Stock-based compensation				719			719
Shares issued restricted stock units		53		(682)		682	—
Shares withheld restricted stock and restricted stock units vesting		(204)				(2,541)	(2,541)
Balance at March 31, 2023	91,168	(15,039)	9,117	497,216	214,993	(191,374)	529,952
Net income					25,095		25,095
Stock-based compensation				1,927			1,927
Purchase of common stock		(1,795)				(17,218)	(17,218)
Shares issued restricted stock units and ESPP participants		58		(626)		732	106
Shares withheld restricted stock units vesting		(7)				(65)	(65)
Balance at June 30, 2023	91,168	(16,783)	$9,117	$498,517	$240,088	$(207,925)	$539,797

Balance at December 31, 2021	91,168	(1,375)	$9,117	$493,161	$(31,255)	$(10,533)	$460,490
Net income					58,766		58,766
Stock-based compensation				803			803
Other		(229)				(1,871)	(1,871)
Balance at March 31, 2022	91,168	(1,604)	9,117	493,964	27,511	(12,404)	518,188
Net income					103,399		103,399
Stock-based compensation				1,366			1,366
Purchase of common stock		(713)				(13,394)	(13,394)
Balance at June 30, 2022	91,168	(2,317)	$9,117	$495,330	$130,910	$(25,798)	$609,559

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
	(In Thousands)
Cash flows from operating activities
Net income	$40,996	$162,165
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	7,736	30,600
Loss (gain) on extinguishment of debt	(8,644)	113
Depreciation and amortization of property, plant and equipment	34,416	33,883
Amortization of intangible and other assets	291	621
Stock-based compensation	2,646	2,168
Other	2,832	(850)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	24,937	(8,631)
Inventories	8,171	(19,392)
Prepaid insurance	10,346	8,070
Supplies, prepaid items and other	2,192	(4,749)
Accounts payable	(14,789)	20,974
Accrued interest	(4,054)	(1,008)
Other assets and other liabilities	(4,127)	(3,151)
Net cash provided by operating activities	102,949	220,813

Cash flows from investing activities
Expenditures for property, plant and equipment	(32,263)	(16,431)
Proceeds from short-term investments	264,212	—
Purchases of short-term investments	(201,751)	(325,566)
Other investing activities	10	63
Net cash provided (used) by investing activities	30,208	(341,934)

Cash flows from financing activities
Net proceeds from 6.25% senior secured notes	—	200,000
Repurchases of 6.25% senior secured notes	(114,320)	—
Payments on other long-term debt	(6,800)	(8,907)
Payments on short-term financing	(11,016)	(7,034)
Acquisition of treasury stock, net	(19,718)	(15,264)
Payments of debt-related costs, including extinguishment costs	—	(4,454)
Other financing activities	—	(133)
Net cash provided (used) by financing activities	(151,854)	164,208

Net increase (decrease) in cash and cash equivalents	(18,697)	43,087

Cash and cash equivalents at beginning of period	63,769	82,144
Cash and cash equivalents at end of period	$45,072	$125,231

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”), filed with the SEC on February 23, 2023. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three-month and six-month periods ended June 30, 2023 and 2022 and the Company’s financial position as of June 30, 2023.

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

Repurchase Program – In May 2023, our Board of Directors (our “Board”) authorized a $150 million stock repurchase program. Total repurchase authority remaining under the repurchase program was $133 million as of June 30, 2023. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing securities, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate us to purchase any particular number or type of securities. During the second quarter of 2023, we repurchased approximately 1.8 million shares of common stock at an average cost of $9.59 per share.

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

Accounts Receivable – Our accounts receivable are presented at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any estimate of expected credit losses. Our estimate is based on historical experience and periodic assessment, particularly on accounts that are past due (based upon the terms of the sale). Our periodic assessment is based on our best estimate of amounts that are not recoverable which includes a present collectability review and forward looking assessment, where applicable.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Derivatives, Hedges and Financial Instruments – Periodically, we entered into certain forward natural gas contracts. Whenever we have such derivative contracts outstanding, they are recognized in the balance sheet and measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply, or hedge accounting is elected.

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

Recently Issued Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB") in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. We consider the applicability and impact of all ASUs. ASUs issued and outstanding or that became effective since January 1, 2023 through the date of these financial statements were assessed and determined not to be applicable or are expected to have minimal impact on our condensed consolidated financial position and results of operations.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Income Per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income	$25,095	$103,399	$40,996	$162,165
Numerator for basic and diluted net income per common share	$25,095	$103,399	$40,996	$162,165

Denominator:
Denominator for basic net income per common share - adjusted weighted-average shares (1)	75,170	88,181	75,488	88,301
Effect of dilutive securities:
Unvested restricted stock and stock units	491	1,383	498	1,364
Dilutive potential common shares	491	1,383	498	1,364
Denominator for diluted net income per common share - adjusted weighted-average shares	75,661	89,564	75,986	89,665

Basic net income per common share	$0.33	$1.17	$0.54	$1.84

Diluted net income per common share	$0.33	$1.15	$0.54	$1.81
(1)
Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Restricted stock and stock units	636,072	82,072	515,687	41,037
Stock options	13,000	13,000	13,000	13,000
	649,072	95,072	528,687	54,037

3. Current and Noncurrent Accrued and Other Liabilities

	June 30,	December 31,
	2023	2022
	(In Thousands)
Current portion of operating lease liabilities	$8,901	$7,259
Accrued payroll and benefits	7,864	12,440
Accrued interest	7,142	11,196
Other	7,825	8,097
	31,732	38,992
Less noncurrent portion	522	522
Current portion of accrued and other liabilities	$31,210	$38,470

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
	2023	2022
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 8.75% (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	575,000	700,000
Secured Financing due 2025, with an interest rate of 8.75% (C)	16,755	19,277
Secured Financing due 2023, with an interest rate of 8.32% (D)	—	4,161
Other	1,067	1,138
Unamortized debt issuance costs	(9,237)	(12,321)
	583,585	712,255
Less current portion of long-term debt	5,371	9,522
Long-term debt due after one year, net	$578,214	$702,733

(A)
Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit, the outstanding amount as of June 30, 2023, was $2.0 million, which reduces the amount available for borrowing under the Working Capital Revolver Loan. At June 30, 2023, our available borrowings under our Working Capital Revolver Loan were approximately $55.4 million, based on our eligible collateral, less outstanding letters of credit and loan balance. The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024. Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million. The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

Interest accrues on outstanding borrowings under the Working Capital Revolver Loan at a rate equal to, at our election, either (a) SOFR for an interest period selected by us plus a SOFR adjustment equal to 0.10% per annum plus an applicable margin equal to 1.50% per annum or 1.75% per annum, depending on borrowing availability under the Working Capital Revolver Loan, or (b) Wells Fargo Capital Finance’s prime rate plus an applicable margin equal to 0.50% per annum or 0.75% per annum, depending on borrowing availability under the Working Capital Revolver Loan. Interest is paid quarterly, if applicable. During the second quarter of 2023 the LIBOR rate component included in our Working Capital Revolver Loan was converted to SOFR as use of LIBOR was discontinued.

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

During the second quarter of 2023 we repurchased $125 million in principal amount of our Senior Secured Notes for approximately $114.3 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $8.6 million.

(C)
In August 2020, El Dorado Ammonia L.L.C. (“EDA”), one of our subsidiaries, entered into a $30 million secured financing arrangement with an affiliate of Eldridge Industries, L.L.C. (“Eldridge”). Beginning in September 2020, principal and interest is payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025. This financing arrangement is secured by an ammonia storage tank and is guaranteed by LSB.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(D)
During the second quarter 2023, El Dorado Chemical Company (“EDC”), one of our subsidiaries, made the final balloon payment of approximately $3 million on a secured financing arrangement with an affiliate of Eldridge.

5. Commitments and Contingencies

Outstanding Natural Gas Purchase Commitments – Certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not financial instruments for which we mark-to-market. At June 30, 2023, these contracts included volume purchase commitments with fixed costs of approximately 14.2 million MMBtus of natural gas. Further, the natural gas contracts extend through December 2023 at a weighted-average cost of $3.70 per MMBtu ($52.6 million) and a weighted-average market value of $2.68 per MMBtu ($38.1 million).

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

As of June 30, 2023, our accrued liabilities for environmental matters totaled approximately $0.5 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In 2006, the El Dorado Facility entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The CAO required EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan.

The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established as of June 30, 2023, in connection with this ADEQ matter.

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

B. Other Pending, Threatened or Settled Litigation

In 2013, an explosion and fire occurred at the West Fertilizer Company. (“West Fertilizer”) located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer was a customer of EDC and purchased AN from EDC from time to time. LSB and EDC received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing LSB and EDC that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Initial lawsuits filed named West Fertilizer and another supplier of AN as defendants.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion. While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion. We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter. As of June 30, 2023, no liability reserve has been established in connection with this matter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

No liability was established at June 30, 2023 or December 31, 2022, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable. We are also involved in various other claims and legal actions (including matters involving gain contingencies). It is possible that the actual future development of claims could be different from our estimates but, after consultation with legal counsel, we believe that changes in our estimates will not have a material effect on our business, financial condition, results of operations or cash flows.

6. Derivatives, Hedges and Financial Instruments

Natural Gas Contracts

Periodically, we entered into certain forward natural gas contracts, which are accounted for on a mark-to-market basis. We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments. At June 30, 2023 and December 31, 2022, we had no outstanding natural gas contracts accounted for on a mark-to-market basis. When present, the valuations of the natural gas contracts are classified as Level 2.

Financial Instruments

At June 30, 2023 and December 31, 2022, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes included in the table below. The Senior Secured Notes are classified as a Level 2 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	June 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$575	$515	$700	$637
1.
Based on a quoted price of 89.50 at June 30, 2023 and 91.00 at December 31, 2022. Also so see discussion in Note 4 (B).

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Income Taxes

Provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	845	605	1,135	897
Total Current	$845	$605	$1,135	$897

Deferred:
Federal	$6,472	$19,294	$11,094	$30,679
State	(4,344)	483	(3,358)	(79)
Total Deferred	$2,128	$19,777	$7,736	$30,600
Provision for income taxes	$2,973	$20,382	$8,871	$31,497

The tax provision for the six months ended June 30, 2023, was $8.9 million (17.8% provision on pre-tax income). The tax provision for the six months ended June 30, 2022, was $31.5 million (16.3% provision on pre-tax income). For 2023, the effective tax rate is lower than the statutory tax rate primarily due to deferred benefits from state tax law changes, partially offset by state taxes, including state valuation allowances on certain newly generated state tax attributes. For 2022, the effective tax rate was less than the statutory tax rate primarily due to the impact of the valuation allowances.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results. Based on our analysis, we have determined that it is more-likely-than-not that all of our federal deferred tax assets and a portion of our state deferred tax assets will be utilized. We estimate an approximately $1.5 million increase in the related valuation allowance associated with these state deferred tax assets will be recorded during the year as part of the estimated annual effective tax rate applied to ordinary income.

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

The following table presents our net sales disaggregated by our principal product types:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In Thousands)
Net sales:
AN & Nitric Acid	$69,561	$96,142	$127,833	$167,942
Urea ammonium nitrate (UAN)	40,905	76,986	87,495	133,555
Ammonia	39,612	89,444	103,027	148,786
Other	15,767	22,231	28,454	33,501
Total net sales	$165,845	$284,803	$346,809	$483,784

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 29 months at June 30, 2023.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments. We had approximately $0.7 million and $2.0 million of contract liabilities as of June 30, 2023 and December 31, 2022, respectively. For the three and six months ended June 30, 2023, revenues of $3.2 million and $1.5 million, respectively, were recognized and included in the balance at the beginning of the respective period. For the three and six months ended June 30, 2022, revenues of $1.5 million and $1.4 million, respectively, were recognized and included in the balance at the beginning of the respective period.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At June 30, 2023, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations totals approximately $84.3 million, of which approximately 56% of this amount relates to 2023 through 2025, approximately 28% relates to 2026 through 2027, with the remainder thereafter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Related Party Transactions

As of June 30, 2023, we had one outstanding financing arrangement by an affiliate of Eldridge as discussed in footnote (C) of Note 4. An affiliate of Eldridge holds $30 million of the Senior Secured Notes.

We were party to a death benefit agreement (“2005 Agreement”) with Jack E. Golsen (“J. Golsen”), who retired effective December 31, 2017. The 2005 Agreement provided that, upon J. Golsen’s death, we would pay to the designated beneficiary, a lump-sum payment of $2.5 million. J. Golsen passed away in April 2022. Further, we maintained and owned a life insurance policy with a face value of $3.0 million for which we were the beneficiary. The policy did not have any cash surrender value, premium payments were current, and the policy was in force at the time of Golsen’s death. The $2.5 million death benefit payable to the Golsen beneficiary was recorded as a current liability as of June 30, 2022. Our insurer approved the insurance claim which caused it to be realizable at June 30, 2022 under our insurance policy. We recorded $3.0 million in other accounts receivable in our June 30, 2022 condensed consolidated balance sheet and a settlement of life insurance presented within non-operating other expense (income), net within our condensed consolidated statements of operations for the three and six months ended June 30, 2022. The settlement of life insurance is included in our condensed consolidated statement of cash flows in “Other” under adjustments to reconcile net income to net cash provided by operating activities. We received the settlement payment of $3.0 million and paid the death benefit of $2.5 million in July 2022.

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended
	June 30,
	2023	2022
	(In Thousands)
Cash payments (refunds) for:
Income taxes, net	$983	$870
Noncash investing and financing activities:
Accounts receivable, supplies, other assets, accounts payable and accrued liabilities associated with additions of property, plant and equipment	$17,915	$15,353
(Gain) loss on extinguishment of debt	$(8,644)	$113
Settlement of life insurance (1)	$—	$3,000
Accounts payable associated with debt-related costs	$—	$387

(1)
The settlement of life insurance is included in our condensed consolidated statement of cash flows in “Other” under adjustments to reconcile net income to net cash provided by operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our June 30, 2023 condensed consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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

▪
We believe that our operational progress over the past several years represents proof that high safety standards not only enable us to protect what matters, which is the well-being of our employees, but also translates into improved plant performance. In 2023 we remain focused on our efforts to further the progress we have made with our safety programs to move closer to attaining zero injuries. We are investing and plan to continue to invest additional capital at all three of our facilities during 2023 to build upon the success we have had in implementing enhanced safety programs during the last several years.
▪
We have multiple initiatives currently underway focused on continuing to improve the reliability of our plants as we advance towards our 95% ammonia on-stream operating rate goal. Progress towards this goal would enable us to produce greater volumes of product for sale while lowering our unit cost of production thereby increasing our overall profitability. Additionally, our product quality program continues to focus on providing products to our customers that meet our quality standards.
•
Continue Broadening the Distribution and Optimization of our Product Mix. Over the course of 2022, we were successful in improving upon the production capacity of our plants, particularly through Turnarounds at two of our facilities. We plan to continue to expand the distribution of our products by partnering with customers to take product into different markets, while also focusing on opportunities to upgrade our margins through the optimization of our product mix. In January of 2023, we took over direct distribution of our Pryor facility’s UAN production following several years of working with a third party to sell the product. We believe that this, combined with continued expansion of our customer relationships and the robust market analysis capabilities we have developed, will make us more effective in identifying and capitalizing on the most profitable distribution opportunities for our products. Additionally, we are advancing several capital improvement projects during 2023 that are related to our storage and distribution capabilities which we believe will assist us in improving our overall margins.
•
Development and Implementation of a Strategy to Capitalize on Low Carbon Ammonia and Clean Energy Opportunities. The reduction of greenhouse gas emissions, particularly related to carbon dioxide, has been and we expect will increasingly become a global environmental priority as part of efforts to stem the harmful effects of climate change. Ammonia has continued to emerge as one of the more viable alternatives to serve as a hydrogen-based energy source for a variety of applications due to its higher energy density and ease of storage relative to hydrogen gas. Blue and green ammonia can be used as zero carbon fuel in the maritime sector, as a carbon free fertilizer and as a coal substitute in power generation. If ammonia were to be adopted for these and other energy needs globally, some studies have indicated that future demand could increase from current levels of global annual production of ammonia.

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

•
Evaluate and Pursue Organic Capacity Expansion. We are evaluating opportunities across all our facilities to increase production capacity through the implementation of several potential debottlenecking projects. Our initial calculations suggest that these projects could potentially represent significant incremental annual profitability using an assumed mid-market pricing for Tampa Ammonia, UAN and natural gas. We have engaged third party engineering firms to conduct feasibility studies on several potential projects at our El Dorado site. We expect to receive the results of these studies during the third quarter of 2023. If the proposed projects meet our return criteria, we would expect to make recommendations to our Board of Directors (our “Board”) to move forward and engage an engineering firm to conduct the front end engineering design ("FEED") process. We estimate the FEED process will take nine to twelve months to complete. Upon completion of the FEED process, we expect to again review the projects in relation to the outlook for our product end markets and the overall economy and make a decision as to which products to pursue.
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

Recent Business Developments

Advanced Low and No Carbon Ammonia Initiatives

In April 2022, we entered into an agreement with Lapis Energy to develop a project to capture and permanently sequester CO2 at our El Dorado, Arkansas facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will make 100% of the capital investment required for the project development. The project is expected to be completed by 2025, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and permanently sequester more than 450,000 metric tons of CO2 per year in underground saline aquifers, with the potential to increase this quantity based on a potential debottlenecking project at the facility. The permanently sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured beginning in 2026. Once in operation, the sequestered CO2 is expected to reduce LSB’s scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering more than 450,000 metric tons of CO2 annually is expected to enable LSB to produce over 375,000 metric tons of blue ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. In February 2023, we achieved a key milestone in the advancement of our blue ammonia project at El Dorado by filing a pre-construction Class VI permit application with the U.S. Environmental Protection Agency (the “EPA”). The EPA recognized our application as complete in March 2023 and is currently in the review process.

In May 2022, we entered into agreements with Thyssenkrupp Uhde USA, LLC and Bloom Energy Corporation, (NYSE:BE) to develop a project to produce approximately 30,000 metric tons of zero-carbon or “green” ammonia per year at our Pryor, Oklahoma facility. Thyssenkrupp Uhde completed a feasibility study to convert a small portion of Pryor’s existing conventional or “grey” ammonia capacity into green ammonia. We continue to work with several engineering, procurement and construction firms for other designs and cost estimates. Once a project design is selected and Board approval is granted, the project will move forward into the FEED, detailed engineering and construction. Bloom will operate and maintain the solid oxide electrolyzer. The green hydrogen produced from the electrolyzers is expected to qualify for federal incentive programs such as the production and tax credit under Internal Revenue Code Section 45V, which are up to $3 per kilogram of clean hydrogen beginning in 2023.

In May 2023, we entered into a non-binding memorandum of understanding (the "MOU") with Amogy Inc. aimed at developing the adoption of low-carbon ammonia as a marine fuel, initially for the U.S. inland waterways transportation sector. Through joint efforts, the companies will focus on advancing the understanding, utilization, and advocacy of low-carbon ammonia as a sustainable fuel. Pursuant to the MOU, the companies will collaborate on the evaluation and development of a pilot program that integrates LSB’s low carbon ammonia and Amogy’s ammonia-to-power solution. Upon successful completion of the evaluation and pilot program, the companies expect to further collaborate at a larger-scale, including exploration of opportunities for development of an end-to-end supply chain of low carbon ammonia and deployment of Amogy technology across multiple applications, including maritime vessels. The evaluation and pilot program includes potential engagement with other parties across the ammonia value chain. The two parties will also collaborate on various advocacy, education, and outreach efforts regarding the use of ammonia as a fuel.

Lower Product Selling Prices Partially Offset by Stronger Sales Volume

Sales volumes of our products increased in the second quarter of 2023 as compared to the same quarter of 2022. This was driven largely by stronger ammonia production at our facilities, reflecting investments we have made in plant reliability over the past several years.

With respect to our second quarter 2023 profitability, higher sales volumes were more than offset by the impact of lower selling prices relative to the second quarter of 2022.

The decline in fertilizer prices was the result of a variety of domestic and international factors. A key factor in the weakening of nitrogen fertilizer prices over the past year has been the decline in natural gas costs in Europe. Natural gas is the primary feedstock for the production of ammonia. Natural gas prices in Europe have dropped due to a reduction in demand primarily related to warmer than expected temperatures throughout Europe this past winter combined with increased storage inventories resulting from imports of liquified natural gas from the U.S. After having production largely curtailed for much of 2022, lower natural gas costs have enabled a majority of European ammonia facilities to resume operations in recent months, increasing global supply for nitrogen products. With that said, natural gas costs in Europe remain higher than those in the U.S. and European operators remain the high cost, or marginal producers, with production costs higher than those in the U.S.

A slowdown in Chinese industrial activity has also contributed to lower nitrogen prices. Ammonia is a feedstock for various downstream chemicals that are produced in China, such as caprolactam and acrylonitrile. China’s manufacturing activity has contracted for much of the past two years resulting in a reduction of China’s ammonia consumption and translating into greater global ammonia supply and weaker prices.

In addition, cold and wet weather across many corn growing regions of the U.S. in the early Spring caused a delay in the application of fertilizers which, combined with lower demand for phosphate products this planting season, further increased ammonia inventories in the supply chain and led to weaker prices.

We expect nitrogen pricing to stabilize at or near current levels in the coming months. We believe that the current prices for ammonia and other nitrogen products should prove attractive to retailers and farmers such that, as the second half of 2023 progresses and as the 2024 planting season approaches, demand for nitrogen fertilizers should increase to a degree that pricing will begin to rise towards historical average levels.

In addition to attractive pricing, we expect favorable U.S. corn market dynamics to provide support for stronger fertilizer pricing later this year and into next year. Corn prices remain above 10-year averages which, combined with lower input costs relative to last year, should further incentivize farmers to optimize fertilizer applications in the fourth quarter of 2023 and the first half of 2024 in order to maximize yields for the next Spring growing season.

Our industrial business has been robust and demand for our products is steady. Nitric acid demand is stable as the demand impacts of high inflation in the U.S. has been offset by global producers shifting production from international facilities to their U.S. operations in order to take advantage of lower domestic input costs. Demand for AN for use in mining applications is robust due to attractive market fundamentals for quarrying and aggregate production and U.S. metals. While economic concerns persist for 2023, we believe that we have a meaningful degree of downside protection from the potential impacts of a recession given our diverse customer base, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

According to the July Report, farmers planted approximately 94.1 million acres of corn in 2023, up 6% compared to the 2022 planting season. In addition, the U.S. Department of Agriculture (“USDA”) estimates the U.S. ending stocks for the 2023 Harvest will be approximately 58 million metric tons, a 62% increase from the 2022 Harvest. The USDA also raised the expected yield for the 2023 Harvest, up approximately 2% from a year ago.

The following July 2023 estimates are associated with the corn market:

	2024 Crop	2023 Crop		2022 Crop
	(2023 Harvest)	(2022 Harvest)	Percentage	(2021 Harvest)	Percentage
	July Report (1)	July Report (1)	Change (2)	July Report (1)	Change (3)
U.S. Area Planted (Million acres)	94.1	88.6	6.2%	93.3	0.9%
U.S. Yield per Acre (Bushels)	177.5	173.3	2.4%	176.7	0.5%
U.S. Production (Million bushels)	15,320	13,730	11.6%	15,074	1.6%
U.S. Ending Stocks (Million metric tons)	57.5	35.6	61.5%	35.0	64.3%
World Ending Stocks (Million metric tons)	314.1	296.3	6.0%	309.9	1.4%

1.
Information obtained from the World Agricultural Supply and Demand Estimates Report dated July 12, 2023 (“July Report”) for the 2023/2024 ("2024 Crop"), 2022/2023 (“2023 Crop”) and 2021/2022 (“2022 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2024 Crop amounts compared to the 2023 Crop amounts.
3.
Represents the percentage change between the 2024 Crop amounts compared to the 2022 Crop amounts.

The current USDA corn outlook for the U.S. is for lower beginning stocks as greater feed and residual use for 2022/23 Crop more than offsets reductions in corn used for ethanol and exports. Corn production for 2023/24 Crop is forecast up 55 million bushels as greater planted and harvested area from the June 30, 2023 USDA Acreage report is partially offset by a 4.0-bushel reduction in yield to 177.5 bushels per acre in the July report. From a demand perspective, corn prices remain above 10-year averages, which we expect to incentivize farmers to optimize fertilizer applications in the fourth quarter of 2023 and the first half of 2024 in order to maximize yields.

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

The following table shows the volume of natural gas we purchased and the average cost per MMBtu:

	Three Months Ended
	June 30,
	2023	2022
Natural gas volumes (MMBtu in millions)	7.7	7.4
Natural gas average cost per MMBtu	$3.39	$7.15

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

Consolidated Results of the Second Quarter of 2023

Our consolidated net sales for the second quarter of 2023 were $165.8 million compared to $284.8 million for the same period in 2022. Our consolidated operating income for the second quarter of 2023 was $27.5 million compared to $132.7 million for the same period in 2022. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Second Quarter

Selling Prices

For the second quarter of 2023, average selling prices for our key products decreased compared to the second quarter of 2022. As discussed above under “Recent Business Developments,” declining European natural gas prices resulting in ammonia production costs in Europe declining substantially, translating into increased global supply and lower selling prices for ammonia and ammonia derivative fertilizers.

For the second quarter of 2023, average industrial selling prices for our products were also lower compared to the same period of 2022, primarily driven by the $887 per metric ton decrease in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Gain on Extinguishment of Senior Secured Notes

During the second quarter of 2023 we repurchased $125 million in principal amount of our Senior Secured Notes for approximately $114.3 million. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $8.6 million.

Settlement of Life Insurance (2022 only)

In June we recognized a settlement on our company owned life insurance resulting from the approval by our insurer of a death benefit relating to the death of J. Golsen as discussed in Note 9.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended June 30, 2023 and 2022 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table contains certain financial information:

	Three Months Ended
	June 30,			Percentage
	2023	2022	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$69,561	$96,142	$(26,581)	(28)%
Urea ammonium nitrate (UAN)	40,905	76,986	(36,081)	(47)%
Ammonia	39,612	89,444	(49,832)	(56)%
Other	15,767	22,231	(6,464)	(29)%
Total net sales	$165,845	$284,803	$(118,958)	(42)%

Gross profit:
Adjusted gross profit (1)	$52,949	$162,865	$(109,916)	(67)%
Depreciation and amortization (2)	(16,955)	(16,646)	(309)	2%
Turnaround expense	38	(3,295)	3,333	(101)%
Total gross profit	36,032	142,924	(106,892)	(75)%
Selling, general and administrative expense	9,436	9,638	(202)	(2%)
Other expense (income), net	(900)	628	(1,528)
Operating income	27,496	132,658	(105,162)	(79)%
Interest expense, net	11,836	12,307	(471)	(4)%
Gain on extinguishment of debt	(8,644)	—	(8,644)
Non-operating other income, net	(3,764)	(3,430)	(334)	10%
Provision for income taxes	2,973	20,382	(17,409)	(85)%
Net income	$25,095	$103,399	$(78,304)	76%

Other information:
Gross profit percentage (3)	21.7%	50.2%	(28.5)%
Adjusted gross profit percentage (3)	31.9%	57.2%	(25.3)%
Property, plant and equipment expenditures	$13,826	$8,177	$5,649
(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

	Three Months Ended
	June 30,			Percentage
Product (tons sold)	2023	2022	Change	Change
AN & Nitric Acid	161,987	162,014	(27)	0%
Urea ammonium nitrate (UAN)	126,010	130,561	(4,551)	(3)%
Ammonia	102,047	75,526	26,521	35%
Total	390,044	368,101	21,943	6%

	Three Months Ended
	June 30,			Percentage
Gross Average Selling Prices (price per ton)	2023	2022	Change	Change
AN & Nitric Acid	$429	$593	$(164)	(28)%
Urea ammonium nitrate (UAN)	$325	$590	$(265)	(45)%
Ammonia	$388	$1,184	$(796)	(67)%

	Three Months Ended
	June 30,			Percentage
Average Benchmark Prices (price per ton)	2023	2022	Change	Change
Tampa Ammonia Benchmark	$370	$1,257	$(887)	(71)%
NOLA UAN	$251	$584	$(333)	(57)%

Net Sales

Net sales of our primary products decreased during the second quarter of 2023 compared to the prior year period driven by the impact of lower selling prices relative to the second quarter of 2022 for all of our products. Partially offsetting weaker pricing was an increase in sales volume of ammonia driven largely by stronger production at our facilities, reflecting the investments made in plant reliability over the past several years.

Demand for our industrial and mining products remains robust despite continued global recessionary forces. Our contractual agreements with industrial customers that specify minimum volumes and our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand.

Gross Profit

As noted in the table above, we recognized a gross profit of $36.0 million for the second quarter of 2023 compared to $142.9 million for the same period in 2022, or a $106.9 million reduction. Overall, our gross profit percentage was 21.7% compared to 50.2% for the same period in 2022. Our adjusted gross profit percentage decreased to 31.9% for the second quarter of 2023 from 57.2% for the second quarter of 2022.

The decrease in gross profit was primarily driven by lower sales prices for our products partially offset by higher sales volumes of our ammonia products. Gross profit was also negatively impacted by higher natural gas costs, in our beginning inventory and in addition to higher plant fixed costs.

Other Expense (Income), net

Other income during the second quarter of 2023 primarily relates to short term rental income partial offset by losses incurred on the disposal of assets. Other expense incurred during the second quarter of 2022 primarily relates to losses incurred on the disposal of assets.

Gain on Extinguishment of Debt

During the second quarter of 2023 we repurchased $125 million in principal amount of our Senior Secured Notes for approximately $114.3 million. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $8.6 million.

Non-operating Other Income, net

Non-operating other income for the second quarter of 2023 was $3.8 million compared to $3.4 million for the same period of 2022, which in 2022 primarily related to the settlement on our company owned life insurance resulting from a death benefit from an insurer relating to the death of J. Golsen as discussed in Note 9 and interest income during both periods from our short-term investments earned.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2023 was $3.0 million compared to $20.4 million for the same period of 2022. The resulting effective tax rate for the second quarter of 2023 was 10.6% compared to 16.5% for the same period of 2022. For the second quarter of 2023, the effective tax rate is less than the statutory rate primarily due to deferred benefits from state tax law changes. For the second quarter of 2022, the effective tax rate was lower than the statutory rate primarily due to the impact of the valuation allowances. See discussion in Note 7.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table contains certain financial information:

	Six Months Ended
	June 30,			Percentage
	2023	2022	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$127,833	$167,942	$(40,109)	(24)%
Urea ammonium nitrate (UAN)	87,495	133,555	(46,060)	(34)%
Ammonia	103,027	148,786	(45,759)	(31)%
Other	28,454	33,501	(5,047)	(15)%
Total net sales	$346,809	$483,784	$(136,975)	(28)%

Gross profit:
Adjusted gross profit (1)	$111,964	$273,282	$(161,318)	(59)%
Depreciation and amortization (2)	(34,372)	(33,802)	(570)	2%
Turnaround expense	45	(5,826)	5,871	(101)%
Total gross profit	77,637	233,654	(156,017)	(67)%
Selling, general and administrative expense	19,303	20,573	(1,270)	(6)%
Other expense, net	303	452	(149)	(33)%
Operating income	58,031	212,629	(154,598)	(73)%
Interest expense, net	24,048	22,262	1,786	8%
(Gain) loss on extinguishment of debt	(8,644)	113	(8,757)
Non-operating other income, net	(7,240)	(3,408)	(3,832)	112%
Provision for income taxes	8,871	31,497	(22,626)	(72)%
Net income	$40,996	$162,165	$(121,169)

Other information:
Gross profit percentage (3)	22.4%	48.3%	(25.9)%
Adjusted gross profit percentage (3)	32.3%	56.5%	(24.2)%
Property, plant and equipment expenditures	$32,263	$16,431	$15,832
(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

	Six Months Ended
	June 30,			Percentage
Product (tons sold)	2023	2022	Change	Change
AN & Nitric Acid	284,731	306,531	(21,800)	(7)%
Urea ammonium nitrate (UAN)	239,037	230,714	8,323	4%
Ammonia	191,045	136,251	54,794	40%
Total	714,813	673,496	41,317	6%

	Six Months Ended
	June 30,			Percentage
Gross Average Selling Prices (price per ton)	2023	2022	Change	Change
AN & Nitric Acid	$449	$548	$(99)	(18)%
Urea ammonium nitrate (UAN)	$366	$579	$(213)	(37)%
Ammonia	$539	$1,092	$(553)	(51)%

	Six Months Ended
	June 30,			Percentage
Average Benchmark Prices (price per ton)	2023	2022	Change	Change
Tampa Ammonia Benchmark	$549	$1,231	$(682)	(55)%
NOLA UAN	$285	$574	$(289)	(50)%

Net Sales

Net sales of our primary products decreased during the first half of 2023 compared to the prior year period driven by the impact of lower selling prices relative to the second half of 2022 for all of our products. Partially offsetting weaker pricing was an increase in sales volume of agricultural products driven largely by stronger production at our facilities, reflecting the investments made in plant reliability over the past several years.

Demand for our industrial and mining products remains robust despite continued global recessionary forces. Our contractual agreements with industrial customers that specify minimum volumes and our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand.

Gross Profit

As noted in the table above, we recognized a gross profit of $77.6 million for the first six months of 2023 compared to $233.7 million for the same period in 2022, or an $156.0 million decrease. Overall, our gross profit percentage was 22.4% for the first six months of 2023 compared to 48.3% for the same period in 2022. Our adjusted gross profit percentage decreased to 32.3% for the first six months of 2023 from 56.5% for the first six months of 2022.

The decrease in gross profit was primarily driven by lower sales prices for our products partially offset by higher volumes for our agricultural products. Gross profit was also negatively impacted by higher natural gas costs, in our beginning inventory produced and in addition to higher plant fixed costs.

Selling, General and Administrative

Our SG&A expenses were $19.3 million for the first six months of 2023, a decrease of $1.3 million compared to the same period in 2022. The net decrease was primarily driven by approximately $2.2 million of expense relating to nonrecurring transaction fees, $1.4 million in insurance and other miscellaneous fees partially offset by an increase in payroll related items of $2.3 million.

Interest Expense

Interest expense for the first half of 2023 was $24.0 million compared to $22.3 million for the same period in 2022. The increase relates to the issuance of $200 million of 6.25% Senior Secured Notes during March of 2022 partially offset by reduced interest expense as a result of the repurchase of $125 million of our 6.25% Senior Secured Notes made during May and June of 2023.

Gain on Extinguishment of Debt

During the second quarter of 2023 we repurchased $125 million of our Senior Secured Notes through open market transactions for approximately $114.3 million. As a result, we recognized a gain on extinguishment of debt net of issuance costs of approximately $8.6 million.

Non-operating Other Income, net

Non-operating other income for the first half of 2023 was $7.2 million primarily relating to interest income from to our short term investments. For the same period of 2022, we had non-operating other income of $3.4 million primarily relating to a recognized settlement on our company owned life insurance resulting from a death benefit from an insurer relating to the death of J. Golsen as discussed in Note 9 and interest income from our short term investments.

Provision for Income Taxes

The provision for income taxes for the first six months of 2023 was $8.9 million compared to $31.5 million for the same period in 2022. For the first six months of 2023, the effective tax rate is less than the statutory rate primarily due to deferred benefits from state tax law changes. For the first six months of 2022, the effective tax rate is less than the statutory rate primarily due to the impact of the valuation allowances. Also see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the six months ended June 30:

	2023	2022	Change
	(In Thousands)
Net cash flows from operating activities	$102,949	$220,813	$(117,864)

Net cash flows from investing activities	$30,208	$(341,934)	$372,142

Net cash flows from financing activities	$(151,854)	$164,208	$(316,062)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $102.9 million for the first half of 2023 compared to $220.8 million for the same period of 2022, a change of $117.9 million.

For the first half of 2023, the net cash provided is the result of net income of $41.0 million plus adjustments of $34.4 million for depreciation and amortization of PP&E, $7.7 million for deferred taxes, less other adjustments of $2.9 million and cash provided of $22.7 million primarily from our working capital.

For the first half 2022, the net cash provided is the result of a net income of $162.2 million plus adjustments of $33.9 million for depreciation and amortization of PP&E, $30.6 million for deferred taxes and other adjustments of $2.0 million net of cash used of $7.9 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $30.2 million for the first half of 2023 compared to net cash used of $341.9 million for the same period of 2022, a change of $372.1 million.

For the first half of 2023, the net cash provided primarily relates to proceeds from short-term investments of $264.2 million, partially offset by purchases of short-term investments of $201.7 million and expenditures for PP&E of $32.3 million.

For the first half of 2022, the net cash used primarily relates purchases of short-term investments of $325.6 million and expenditures for PP&E.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $151.9 million for the first half of 2023 compared to net cash provided of $164.2 million for the same period of 2022, a change of $316.1 million.

For the first half of 2023, the net cash used primarily consists of repurchases of our 6.25% Senior Secured Notes of $114.3, payments on other long-term debt and short-term financing of $17.8 million and payments of $19.8 million for the purchase of treasury stock.

For the first half of 2022, the net cash provided primarily consists of proceeds of $200 million from the New Notes partially offset by payments on other long-term debt and short-term financing of $15.9 million, payments for the acquisition of treasury shares of $15.3 million, payments of $4.5 million for equity and debt-related cost and $0.1 million for other financing activities.

Capitalization

The following is our total current cash, short-term investments, long-term debt and stockholders’ equity:

	June 30,	December 31,
	2023	2022
	(In Millions)
Cash and cash equivalents	$45.1	$63.8

Short-term investments	268.8	330.6
Total cash, cash equivalents and short-term investments	$313.9	$394.4
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2028 (1)	575.0	700.0
Secured Financing due 2025	16.7	19.3
Secured Financing due 2023	—	4.2
Other	1.1	1.1
Unamortized debt issuance costs	(9.2)	(12.3)
Total long-term debt, including current portion, net	$583.6	$712.3
Total stockholders' equity	$539.8	$515.9
(1)
See discussion contained in Note 4.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million. As of June 30, 2023, our Working Capital Revolver Loan was undrawn and had approximately $55.4 million of availability.

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

As of June 30, 2023, we had approximately $314 million of cash and short-term investments. From time to time, we may seek to deploy capital through additional share repurchases or the retirement or purchase of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the first half of 2023, we repurchased $125.0 million in principal value of our Senior Secured Notes for $114.3 million and approximately 1.8 million shares of our common stock on the open market for approximately $17.2 million.

Compliance with Long - Term Debt Covenants

As discussed in Note 4, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of June 30, 2023, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB has $575 million aggregate principal amount of the 6.25% Senior Secured Notes currently outstanding. Interest is to be paid semiannually in arrears on May 15th and October 15th, maturing October 15, 2028.

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

Working Capital Revolver Loan – At June 30, 2023, our Working Capital Revolver Loan was undrawn and had approximately $55.4 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Capital Expenditures – First Six Months of 2023

For the first half of 2023, capital expenditures relating to PP&E were $32.3 million. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $2.1 million for the first six months of 2023 in connection with environmental projects. For the remainder of 2023, we expect to incur expenses ranging from $2.0 million to $2.4 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of June 30, 2023, we had agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. These insurance bonds are expected to expire or be renewed later in 2023-2024.

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

It is also reasonably possible that the estimates and assumptions utilized as of June 30, 2023, could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At June 30, 2023, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At June 30, 2023, we had no outstanding natural gas contracts which are accounted for on a mark-to-market basis.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility. As of June 30, 2023, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2023. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2023, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
the impact of our repurchase program on our stock price and cash reserves;
•
the effects of the ongoing COVID-19 pandemic and related response; and
•
our beliefs as to whether we can meet all required covenant tests for the next twelve months.

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

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASUs	-	Accounting Standard Updates.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The novel coronavirus disease of 2019.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Eldridge	-	Eldridge Industries, L.L.C.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EUC	-	Environmental Use Control.

FASB	-	Financial Accounting Standards Board.

FEED	-	Front end engineering design.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Indenture	-	The agreement governing the 6.25% senior secured notes.

IRS	-	Internal Revenue Service.

J. Golsen	-	Jack E. Golsen.

July Report	-	The World Agricultural Supply and Demand Estimates Report dated July 12, 2023.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

LSB	-	LSB Industries, Inc.

Maximum Revolver Amount	-	The maximum amount of outstanding advances available under our Working Capital Revolver Loan.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MOU	-	Memorandum of understanding.

New Notes	-	The senior secured notes issued March 8, 2022 with an interest rate of 6.25%, which mature in October 2028.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The senior secured notes issued on October 14, 2021 with an interest rate of 6.25%, which mature in October 2028.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of Eldridge which matures in June 2023.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of Eldridge which matures in August 2025.

Senior Secured Notes	-	The Notes and New Notes, taken together due on October 15, 2028 with a stated interest rate of 6.25%.

SG&A	-	Selling, general and administrative expense.

Ton	-	A unit of weight equal to 2,000 pounds.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

U.S. GAAP	-	U.S. Generally Accepted Accounting Principles.

USDA	-	United States Department of Agriculture.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2022 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2021 and ended in 2022 and primarily relates to corn planted and harvested in 2021.

2023 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2022 and will end in 2023 and primarily relates to corn planted and harvested in 2022.

2024 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2023 and will end in 2024 and primarily relates to corn planted and harvested in 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchase of its common stock for the quarter ended June 30, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 1 – April 30, 2023	—	$—	—	$—
May 1 – May 31, 2023	1,173,778	9.49	1,173,778	138,855,631
June 1 – June 30, 2023	621,581	9.77	621,581	132,781,963
Total	1,795,359	$9.59	1,795,359	$132,781,963

(1)
During May 2023, our Board authorized a $150 million repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

During our fiscal quarter ended June 30, 2023, certain of our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.” We describe the material terms of these Rule 10b5-1 trading plans below.

Mark T. Behrman, President and Chief Executive Officer

On May 17, 2023, Mark T. Behrman, our President and Chief Executive Officer and a member of our board of directors, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. Behrman, acting through a broker, may sell up to an aggregate of 250,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. The total vested and unvested common shares held by Mr. Behrman is 1,784,460. Sales of shares under the plan may only occur from August 15, 2023 to March 31, 2024. The plan is scheduled to terminate on March 31, 2024, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Behrman or the broker, or as otherwise provided in the plan.

Cheryl A. Maguire, Executive Vice President and Chief Financial Officer

On May 17, 2023, Cheryl A. Maguire, our Executive Vice President and Chief Financial Officer, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Ms. Maguire, acting through a broker, may sell up to an aggregate of 100,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. The total vested and unvested common shares held by Ms. Maguire is 308,631. Sales of shares under the plan may only occur from August 16, 2023 to May 18, 2024.The plan is scheduled to terminate on May 18, 2024, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Ms. Maguire or the broker, or as otherwise provided in the plan.

Michael J. Foster, Executive Vice President, General Counsel & Secretary

On May 8, 2023, Michael J. Foster, our Executive Vice President, General Counsel & Secretary, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. Foster, acting through a broker, may sell up to an aggregate of 100,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. The total vested and unvested common shares held by Mr. Foster is 451,635. Sales of shares under the plan may only occur from August 7, 2023 to July 31, 2024. The plan is scheduled to terminate on July 31, 2024, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Foster or the broker, or as otherwise provided in the plan.

John P. Burns, Executive Vice President – Manufacturing

On May 8, 2023, John P. Burns, our Executive Vice President – Manufacturing, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. Burns, acting through a broker, may sell up to an aggregate of 61,248 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. The total vested and unvested common shares held by Mr. Burns currently is 208,605. Sales of shares under the plan may only occur from August 9, 2023 to February 22, 2024. The plan is scheduled to terminate on February 22, 2024, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Burns or the broker, or as otherwise provided in the plan.

Kristy D. Carver, Senior Vice President and Treasurer

On May 8, 2023, Kristy D. Carver, our Senior Vice President and Treasurer, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Ms. Carver, acting through a broker, may sell up to an aggregate of 26,813 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. The total vested and unvested common shares held by Ms. Carver is 93,335. Sales of shares under the plan may only occur from August 7, 2023 to February 29, 2024. The plan is scheduled to terminate on February 29, 2024, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Ms. Carver or the broker, or as otherwise provided in the plan.

Other

On May 11, 2023, we filed a Current Report on Form 8-K (the “Form 8-K”) to report on the voting results of our 2023 annual general meeting held on May 11, 2023 (the “Annual General Meeting”), including, among other matters, the results of the advisory non-binding votes of our stockholders regarding whether stockholder votes to approve the compensation of our named executive officers required by Section 14A(a)(1) of the Exchange Act and Rule 14a-21(a) promulgated thereunder (the “Say-on-Pay Vote”) should be held every one, two, or three years (the “Say-on-Frequency Proposal”). As previously reported on the Form 8-K, in an advisory vote held at the Annual General Meeting on the Say-on-Frequency Proposal, our stockholders expressed their preference for a Say-on-Pay Vote to be conducted every year. On May 11, 2023, the Company’s Board of Directors considered the outcome of this advisory vote and determined that future Say-on-Pay Votes will be conducted every year. The Company’s Board of Directors will re-evaluate this determination after the next Say-on-Frequency Proposal, which will be held no later than the 2029 annual general meeting of stockholders.

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

10.1(a)

Sixth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 26, 2023, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors

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

(a)
Filed herewith or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 27th day of July 2023.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)