Form 10-Q
period 2023-09-30
LSB INDUSTRIES, INC.
filed 2023-11-02
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the Registrant's common stock was 74,344,336 shares as of October 27, 2023.

FORM 10-Q OF LSB INDUSTRIES, INC.

When we refer to "us", "we", "our", "Company" or "LSB" we are describing LSB Industries, Inc. and its subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2023 is unaudited)

	September 30,	December 31,
	2023	2022
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$46,824	$63,769
Short-term investments	270,702	330,553
Accounts receivable	47,303	75,494
Allowance for doubtful accounts	(691)	(699)
Accounts receivable, net	46,612	74,795
Inventories:
Finished goods	22,554	28,893
Raw materials	1,490	1,990
Total inventories	24,044	30,883
Supplies, prepaid items and other:
Prepaid insurance	1,863	17,429
Precious metals	12,544	13,323
Supplies	30,251	27,501
Other	4,409	8,346
Total supplies, prepaid items and other	49,067	66,599
Total current assets	437,249	566,599

Property, plant and equipment, net	828,828	848,661

Other assets:
Operating lease assets	24,621	22,682
Intangible and other assets, net	1,508	1,877
	26,129	24,559

	$1,292,206	$1,439,819

(Continued on following page)

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

(Information at September 30, 2023 is unaudited)

	September 30,	December 31,
	2023	2022
	(In Thousands)
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$56,796	$78,182
Short-term financing	—	16,134
Accrued and other liabilities	37,395	38,470
Current portion of long-term debt	5,493	9,522
Total current liabilities	99,684	142,308

Long-term debt, net	577,173	702,733

Noncurrent operating lease liabilities	15,713	14,896

Other noncurrent accrued and other liabilities	522	522

Deferred income taxes	66,370	63,487

Commitments and contingencies (Note 5)

Stockholders' equity:
Common stock, $.10 par value; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	499,528	497,179
Retained earnings	232,362	199,092
	741,007	705,388
Less treasury stock, at cost:
Common stock, 16.8 million shares (14.9 million shares at December 31, 2022)	208,263	189,515
Total stockholders' equity	532,744	515,873
	$1,292,206	$1,439,819

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Amounts)
Net sales	$114,287	$184,273	$461,096	$668,057
Cost of sales	117,673	162,144	386,845	412,274
Gross (loss) profit	(3,386)	22,129	74,251	255,783

Selling, general and administrative expense	8,512	9,138	27,815	29,711
Other (income) expense, net	(2,399)	(75)	(2,096)	377
Operating (loss) income	(9,499)	13,066	48,532	225,695

Interest expense, net	7,165	12,193	31,213	34,455
(Gain) loss on extinguishment of debt	—	—	(8,644)	113
Non-operating other income, net	(3,689)	(2,219)	(10,929)	(5,627)
(Loss) income before provision for income taxes	(12,975)	3,092	36,892	196,754
(Benefit) provision for income taxes	(5,249)	780	3,622	32,277
Net (loss) income	(7,726)	2,312	33,270	164,477

(Loss) income per common share:
Basic:
Net (loss) income	$(0.10)	$0.03	$0.44	$1.89

Diluted:
Net (loss) income	$(0.10)	$0.03	$0.44	$1.86

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2022	91,168	(14,888)	$9,117	$497,179	$199,092	$(189,515)	$515,873
Net income					15,901		15,901
Stock-based compensation				719			719
Shares issued restricted stock units		53		(682)		682	—
Shares withheld restricted stock and restricted stock units vesting		(204)				(2,541)	(2,541)
Balance at March 31, 2023	91,168	(15,039)	9,117	497,216	214,993	(191,374)	529,952
Net income					25,095		25,095
Stock-based compensation				1,927			1,927
Purchase of common stock		(1,795)				(17,218)	(17,218)
Shares issued restricted stock units and ESPP participants		58		(626)		732	106
Shares withheld restricted stock units vesting		(7)				(65)	(65)
Balance at June 30, 2023	91,168	(16,783)	9,117	498,517	240,088	(207,925)	539,797
Net loss					(7,726)		(7,726)
Stock-based compensation				1,318			1,318
Purchase of common stock		(60)				(586)	(586)
Shares issued restricted stock units		25		(307)		307	—
Shares withheld restricted stock units vesting		(6)				$(59)	(59)
Balance at September 30, 2023	91,168	(16,824)	$9,117	$499,528	$232,362	$(208,263)	$532,744

Balance at December 31, 2021	91,168	(1,375)	$9,117	$493,161	$(31,255)	$(10,533)	$460,490
Net income					58,766		58,766
Stock-based compensation				803			803
Other		(229)				(1,871)	(1,871)
Balance at March 31, 2022	91,168	(1,604)	9,117	493,964	27,511	(12,404)	518,188
Net income					103,399		103,399
Stock-based compensation				1,366			1,366
Purchase of common stock		(713)				(13,394)	(13,394)
Balance at June 30, 2022	91,168	(2,317)	9,117	495,330	130,910	(25,798)	609,559
Net income					2,312		2,312
Stock-based compensation				921			921
Purchase of common stock		(6,854)				(86,648)	(86,648)
Balance at September 30, 2022	91,168	(9,171)	$9,117	$496,251	$133,222	$(112,446)	$526,144

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
	(In Thousands)
Cash flows from operating activities
Net income	$33,270	$164,477
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,883	31,210
(Gain) loss on extinguishment of debt	(8,644)	113
Depreciation and amortization of property, plant and equipment	49,852	50,013
Amortization of intangible and other assets	403	889
Stock-based compensation	3,964	3,089
Other	1,654	(2,484)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	28,365	(22,105)
Inventories	6,727	(13,147)
Prepaid insurance	15,566	12,486
Supplies, prepaid items and other	1,761	(3,455)
Accounts payable	(12,672)	32,004
Accrued interest	2,237	10,010
Accrued payroll and benefits	(5,489)	(2,298)
Other assets and other liabilities	645	(1,620)
Net cash provided by operating activities	120,522	259,182

Cash flows from investing activities
Expenditures for property, plant and equipment	(41,123)	(32,531)
Proceeds from short-term investments	293,347	59,728
Purchases of short-term investments	(230,690)	(423,091)
Other investing activities	(28)	2,946
Net cash provided (used) by investing activities	21,506	(392,948)

Cash flows from financing activities
Net proceeds from 6.25% senior secured notes	—	200,000
Repurchases of 6.25% senior secured notes	(114,320)	—
Payments on other long-term debt	(8,155)	(10,950)
Payments on short-term financing	(16,134)	(11,291)
Acquisition of treasury stock, net	(20,364)	(101,912)
Payments of debt-related costs, including extinguishment costs	—	(4,455)
Other financing activities	—	(135)
Net cash (used) provided by financing activities	(158,973)	71,257

Net (decrease) increase in cash and cash equivalents	(16,945)	(62,509)

Cash and cash equivalents at beginning of period	63,769	82,144
Cash and cash equivalents at end of period	$46,824	$19,635

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2022 (our “2022 Form 10-K”), filed with the SEC on February 23, 2023. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three-month and nine-month periods ended September 30, 2023 and 2022 and the Company’s financial position as of September 30, 2023.

Basis of Consolidation – LSB and its subsidiaries are consolidated in the accompanying condensed consolidated financial statements. LSB is a holding company with no significant operations or assets other than cash, cash equivalents, short-term investments and investments in its subsidiaries. All intercompany accounts and transactions have been eliminated. Certain prior period amounts reported in our condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.

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

Repurchase Program – In May 2023, our Board of Directors (our “Board”) authorized a $150 million stock repurchase program. Total repurchase authority remaining under the repurchase program was $132 million as of September 30, 2023. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing securities, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate us to purchase any particular number or type of securities. During the third quarter of 2023, we repurchased approximately 60 thousand shares of common stock at an average cost of $9.78 per share.

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

Impairment of Long-Lived Assets–Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An asset’s fair value must be determined when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and/or its eventual disposition. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. In general, and depending on the event or change in circumstances, our asset groups are reviewed for impairment on a facility-by-facility basis (such as the Cherokee Facility, El Dorado Facility or Pryor Facility).

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Short-Term Financing – Our short-term financing represents the short-term note related to financing of our insurance premium, which are renewed annually during November.

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

An operating lease asset represents our right to use the underlying asset as a lessee for the lease term and an operating lease liability represents our obligation to make lease payments arising from the lease. Currently, most of our leases are classified as operating leases and primarily relate to railcars, other equipment and office space. Our leases that are classified as finance leases and other leases under which we are the lessor are not material. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made. Our current leases do not contain residual value guarantees. Most of our leases do not include options to extend or terminate the lease prior to the end of the term. Leases with a term of 12 months or less are not recognized in the balance sheet.

Since our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the lease term and other information available at the commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the applicable lease term.

As of September 30, 2023, we have executed operating leases with lease terms greater than one year, with total payments of approximately $5.8 million which have not yet commenced.

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

2. Income Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income	$(7,726)	$2,312	$33,270	$164,477
Numerator for basic and diluted net (loss) income per common share	$(7,726)	$2,312	$33,270	$164,477

Denominator:
Denominator for basic net income (loss) per common share - adjusted weighted-average shares (1)	73,992	84,187	74,946	86,929
Effect of dilutive securities:
Unvested restricted stock and stock units	—	1,328	533	1,352
Dilutive potential common shares	—	1,328	533	1,352
Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	73,992	85,515	75,479	88,281

Basic net (loss) income per common share	$(0.10)	$0.03	$0.44	$1.89

Diluted net (loss) income per common share	$(0.10)	$0.03	$0.44	$1.86
(1)
Excludes the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Restricted stock and stock units	1,422,181	146,537	429,339	76,204
Stock options	13,000	13,000	13,000	13,000
	1,435,181	159,537	442,339	89,204

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Current and Noncurrent Accrued and Other Liabilities

	September 30,	December 31,
	2023	2022
	(In Thousands)
Accrued interest	$13,477	11,196
Current portion of operating lease liabilities	8,917	7,259
Accrued payroll and benefits	6,950	12,440
Other	8,573	8,097
	37,917	38,992
Less noncurrent portion	522	522
Current portion of accrued and other liabilities	$37,395	$38,470

4. Long-Term Debt

Our long-term debt consists of the following:

	September 30,	December 31,
	2023	2022
	(In Thousands)
Working Capital Revolver Loan, with a current interest rate of 9.00% (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	575,000	700,000
Secured Financing due 2025, with an interest rate of 8.75% (C)	15,459	19,277
Secured Financing due 2023, with an interest rate of 8.32% (D)	—	4,161
Other	1,008	1,138
Unamortized debt issuance costs	(8,801)	(12,321)
	582,666	712,255
Less current portion of long-term debt	5,493	9,522
Long-term debt due after one year, net	$577,173	$702,733

(A)
Our revolving credit facility, as amended (the “Working Capital Revolver Loan”), provides for advances up to $65 million (the “Maximum Revolver Amount”), based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit. We had outstanding letters of credit as of September 30, 2023 of $2.0 million, which reduces the amount available for borrowing under the Working Capital Revolver Loan. At September 30, 2023, our available borrowings under our Working Capital Revolver Loan were approximately $42.4 million. The maturity date of the Working Capital Revolver Loan is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes (unless refinanced or repaid) and (ii) February 26, 2024. Subject to certain conditions and subject to lender approval, the Maximum Revolver Amount may increase up to an additional $10 million. The Working Capital Revolver Loan also provides for a springing financial covenant (the “Financial Covenant”), which requires that, if the borrowing availability is less than 10.0% of the total revolver commitments, then the borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00 to 1.00. The Financial Covenant, if triggered, is tested monthly.

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

5. Commitments and Contingencies

Outstanding Natural Gas Purchase Commitments – Certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not financial instruments for which we mark-to-market. At September 30, 2023, these contracts included volume purchase commitments with fixed prices of approximately 7.2 million MMBtus of natural gas that cover a period from October 2023 through December 2023. The weighted-average price of the natural gas covered by these contracts was $3.93 per MMBtu, for a total of $28.5 million. Based on strip prices, the weighted-average market price of the fixed contracts was $2.77 per MMBtu for a total of $20.0 million.

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

As of September 30, 2023, our accrued liabilities for environmental matters totaled approximately $0.5 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established as of September 30, 2023, in connection with this ADEQ matter.

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

Cherokee Nitrogen Company received a Notice of Potential Violation for ten (10) findings identified from an inspection conducted by the U.S. Environmental Protection Agency (“EPA”) Region IV in late 2022. We provided written responses to each finding in the inspection report issued in connection with such inspection and to the Notice of Potential Violations and held direct communications with the EPA related to the matter. EPA is drafting a final Notice of Violation and we expect to engage in additional remedial actions to address any remaining violations. We also anticipate the potential imposition of financial penalties, although we are unable to quantify or estimate those penalties or remedial actions and no liability has been established as of September 30, 2023, in connection with this matter.

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

Our product liability insurance policies have aggregate limits of general liability totaling $100 million, with a self-insured retention of $0.3 million, which retention limit has been met relating to the West Fertilizer matter. In August 2015, the trial court dismissed plaintiff’s negligence claims against us and EDC based on a duty to inspect but allowed the plaintiffs to proceed on claims for design defect and failure to warn.

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion. While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion. We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter. As of September 30, 2023, no liability reserve has been established in connection with this matter.

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

LSB and EDA are pursuing the recovery of any damage or loss caused by Global’s work performed through their contract with Leidos at our El Dorado Facility. In March 2016, EDC and LSB were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., in the Circuit court of Union County, Arkansas (the “Union County Trial Court”), wherein Global sought damages under breach of contract and other claims. At the time of the summons, our accounts payable included invoices totaling approximately $3.5 million related to the claims asserted by Global, but such invoices were not approved by Leidos for payment. We have requested indemnification from Leidos under the terms of our contracts, which they have denied. As a result, we are seeking reimbursement of legal expenses from Leidos under our contracts. We also seek damages from Leidos for their wrongdoing during the expansion, including breach of contract, fraud, professional negligence and gross negligence.

During 2018, the Union County Trial Court bifurcated the case into: (1) Global’s claims against Leidos and LSB and (2) the cross-claims between Leidos and LSB. Part (1) of the case was tried in the Union County Trial Court. In March 2020, the Union County Trial Court rendered a judgment and then an amended final judgment in April 2020. In summary, the amended judgment awarded Global (i) approximately $7.4 million (including the $3.5 million discussed above) for labor, service and materials furnished relating to the Ammonia Plant on what the Union County Circuit Court called a claim for “nonpayment of invoices,” (ii) approximately $1.3 million for prejudgment interest on the same claim, and (iii) a lien on certain property and the foreclosure of the lien to satisfy the monetary obligations of the judgement. In addition, post-judgment interest accrued at the annual rate of 4.25% until paid. LSB appealed this judgment and on October 18, 2023, the Arkansas Court of Appeals reversed and remanded. The Arkansas Court of Appeal ruled that the lien was defective and therefore invalid, and that the claim for “nonpayment of invoices” was not a cause of action and reversed and remanded the judgment on that claim. As a result, we derecognized approximately $9.8 million of payables and accrued liabilities, which related to approximately $2.4 million in pre and post-judgement accrued interest and $7.4 million of gross plant, property and equipment, which was also derecognized. These adjustments also impacted our results of operations for the three and nine months ending September 30, 2023, through the reversals of approximately $2.4 million of interest expense and of approximately $1.8 million in previously recognized depreciation expense (a component of cost of sales) on the related plant, property and equipment.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LSB retains all of its claims against Leidos and intends to vigorously prosecute those claims and vigorously contest the cross-claims in Part (2) of the matter. We are awaiting a trial date for the claims in Part (2).

No liability was established at September 30, 2023 or December 31, 2022, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

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

6. Derivatives, Hedges and Financial Instruments

Natural Gas Contracts

Periodically, we entered into certain forward natural gas contracts, which are accounted for on a mark-to-market basis. We are utilizing these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments. At September 30, 2023 and December 31, 2022, we had no outstanding natural gas contracts accounted for on a mark-to-market basis. When present, the valuations of the natural gas contracts are classified as Level 2.

Financial Instruments

At September 30, 2023 and December 31, 2022, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes included in the table below. The Senior Secured Notes are classified as a Level 2 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	September 30, 2023		December 31, 2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(In Millions)
Senior Secured Notes (1)	$575	$520	$700	$637

1.
Based on a quoted price of 90.50 at September 30, 2023 and 91.00 at December 31, 2022. Also see discussion in Note 4 (B).

7. Income Taxes

(Benefit) provision for income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	(396)	170	739	1,067
Total Current	$(396)	$170	$739	$1,067

Deferred:
Federal	$(2,955)	$1,557	$8,139	$32,236
State	(1,898)	(947)	(5,256)	(1,026)
Total Deferred	$(4,853)	$610	$2,883	$31,210
(Benefit) provision for income taxes	$(5,249)	$780	$3,622	$32,277

The tax provision for the nine months ended September 30, 2023, was $3.6 million (9.8% provision on pre-tax income). The tax provision for the nine months ended September 30, 2022, was $32.3 million (16.4% provision on pre-tax income). For 2023, the effective tax rate is lower than the statutory tax rate primarily due to deferred benefits from state tax law changes, partially offset by state taxes. For 2022, the effective tax rate was less than the statutory tax rate primarily due to the impact of the valuation allowances.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results. Based on our analysis, we have determined that it is more-likely-than-not that all of our federal deferred tax assets and a portion of our state deferred tax assets will be utilized. We estimate an approximately $1.3 million increase in the related valuation allowance associated with these state deferred tax assets will be recorded during the year as part of the estimated annual effective tax rate applied to ordinary income.

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

The following table presents our net sales disaggregated by our principal product types:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In Thousands)
Net sales:
AN & Nitric Acid	$46,026	$66,161	$173,859	$234,103
Urea ammonium nitrate (UAN)	30,090	50,459	117,585	184,014
Ammonia	26,823	52,075	129,850	200,861
Other	11,348	15,578	39,802	49,079
Total net sales	$114,287	$184,273	$461,096	$668,057

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 26 months at September 30, 2023.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments. We had approximately $0.6 million and $2.0 million of contract liabilities as of September 30, 2023 and December 31, 2022, respectively. For the three and nine months ended September 30, 2023, revenues of $0.3 million and $1.6 million, respectively, were recognized and included in the balances as of June 30, 2023 and December 31, 2022. For the three and nine months ended September 30, 2022, revenues of $0.2 million and $1.5 million, respectively, were recognized and included in the balance as of June 30, 2022 and December 31, 2021, respectively.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At September 30, 2023, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations totals approximately $76.6 million, of which approximately 52% of this amount relates to 2023 through 2025, approximately 31% relates to 2026 through 2027, with the remainder thereafter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Related Party Transactions

As of September 30, 2023, we had one outstanding financing arrangement with an affiliate of Eldridge as discussed in footnote (C) of Note 4. An affiliate of Eldridge holds $30 million of the Senior Secured Notes.

During the third quarter of 2022, under a previously authorized repurchase program we repurchased approximately 5.5 million shares of our common stock at an average cost of approximately $12 per share in connection with a public offering by LSB Funding and SBT Investors, each of which is an affiliate of Eldridge.

We were party to a death benefit agreement (“2005 Agreement”) with Jack E. Golsen (“J. Golsen”), who retired as Executive Chairman of the Board, effective December 31, 2017. The 2005 Agreement provided that, upon J. Golsen’s death, we would pay to the designated beneficiary a lump-sum payment of $2.5 million. J. Golsen passed away in April 2022. Further, we maintained and owned a life insurance policy with a face value of $3.0 million for which we were the beneficiary. The policy did not have any cash surrender value, premium payments were current, and the policy was in force at the time of Golsen’s death. We received the settlement payment of $3.0 million and paid the death benefit of $2.5 million in July 2022. We recorded $3.0 million in a settlement of life insurance presented within non-operating other expense (income), net within our condensed consolidated statements of operations for the nine months ended September 30, 2022. The settlement of life insurance is included in our condensed consolidated statement of cash flows in “Other” investing activities.

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended
	September 30,
	2023	2022
	(In Thousands)
Cash payments (refunds) for:
Income taxes, net	$1,658	$1,320
Noncash investing and financing activities:
Property, plant and equipment acquired and not yet paid at end of period	$18,102	$29,752
(Gain) loss on extinguishment of debt	$(8,644)	$113
Accounts payable associated with debt-related costs	$—	$385

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our September 30, 2023 condensed consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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
▪
We believe that our operational progress over the past several years represents proof that high safety standards not only enable us to protect what matters, which is the well-being of our employees, but also translates into improved plant performance. In 2023, we remain focused on our efforts to further the progress we have made with our safety programs to move closer to attaining zero injuries. We are investing and plan to continue to invest additional capital at all three of our facilities during the remainder of 2023 to build upon the success we have had in implementing enhanced safety programs during the last several years.
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
•
Continue Broadening the Distribution and Optimization of our Product Mix. In January of 2023, we took over direct distribution of our Pryor facility’s UAN production following several years of working with a third party to sell the product. We believe that this, combined with continued expansion of our customer relationships and the robust market analysis capabilities we have developed, will make us more effective in identifying and capitalizing on the most profitable distribution opportunities for our products. Additionally, we are advancing several capital improvement projects that are related to our storage and distribution capabilities which we believe will assist us in improving our overall margins.
•
Development and Implementation of a Strategy to Capitalize on Low Carbon Ammonia and Clean Energy Opportunities. The reduction of greenhouse gas emissions, particularly related to carbon dioxide, has been and we expect will increasingly become a global environmental priority as part of efforts to stem the harmful effects of climate change. Ammonia has continued to emerge as one of the more viable alternatives to serve as a hydrogen-based energy source for a variety of applications due to its higher energy density and ease of storage relative to hydrogen gas. Blue and green ammonia can be used as a coal and natural gas substitute in power generation, a zero-carbon fuel in the maritime sector, and as a carbon free fertilizer. If ammonia were to be adopted for these and other energy needs globally, some studies have indicated that future demand could increase from current levels of global annual production of ammonia.

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

We believe we are well-positioned to capitalize on this opportunity and become a market leader given our potential to retrofit our existing plants, which we believe can reduce our time to market for this product and also reduce the upfront capital expenditures necessary to enable us to produce this product. Additionally, we have identified opportunities to partner with other energy-related companies to potentially develop greenfield projects where we expect to mitigate risk through shared investment of capital as well as by negotiating potential offtake agreements from customers for the output of these plants.

•
Evaluate and Pursue Organic Capacity Expansion. We are evaluating opportunities across all our facilities to increase production capacity through the implementation of several potential debottlenecking projects. Our initial calculations suggest that these projects could potentially represent significant incremental annual profitability using an assumed mid-market pricing for Tampa Ammonia, UAN and natural gas. We have engaged third party engineering firms to conduct feasibility studies on several potential projects at our El Dorado site. We expect to receive the results of these studies during the fourth quarter of 2023. If the proposed projects meet our return criteria, we would expect to make recommendations to our Board of Directors (our “Board”) to move forward and engage an engineering firm to conduct the front end engineering design ("FEED") process. We estimate the FEED process will take nine to twelve months to complete. Upon completion of the FEED process, we expect to again review the projects in relation to the outlook for our product end markets and the overall economy and make a decision as to which products to pursue.
•
In addition to the debottlenecking opportunities that we are evaluating, we also have several smaller, more near-term projects underway that we expect to enhance our profitability within the next 12 months with relatively minimal capital investment. These projects include:
▪
Installation of ammonium nitrate coating equipment at our El Dorado facility to enhance product quality and storability of the product;
▪
Construction of 5,000 tons of additional nitric acid storage at our El Dorado facility to help us optimize our product sales mix; and,
▪
Expansion of our urea capacity at our Pryor facility, to enable to use a portion of the facilities ammonia output to upgrade to approximately 75,000 additional tons of UAN per year
•
Evaluate Acquisitions of Strategic Assets or Companies. We may evaluate opportunities to acquire strategic assets or companies where we believe those acquisitions will enhance the value of the Company and provide attractive returns. We may consider assets and companies that can provide us with geographic expansion, extend an existing product line, add one or more new product lines, leverage our existing ammonia production capabilities, or complement our existing business lines, among other accretive opportunities.

Recent Business Developments

Advanced Low and No Carbon Ammonia Initiatives

In October 2023, we announced that we are collaborating with INPEX Corporation (TSE: 1605) (“INPEX”), Air Liquide Group (“Air Liquide”) and Vopak Moda Houston LLC (“Vopak Moda”) to conduct a pre-FEED for the development of a large-scale, low-carbon ammonia production and export project on the Houston Ship Channel. If the development proceeds, the project’s first phase is targeted to produce more than 1.1 million metric tons per year of low-carbon ammonia by the end of 2027, with options for future expansions.

The parties completed a feasibility study on the project earlier this year and the preferred facility’s location on the Houston Ship Channel, the second largest petrochemical corridor in the world, leverages existing infrastructure assets. Vopak Moda has invested in storage and handling infrastructure for bulk liquid products and currently operates an ammonia terminal that includes storage tanks and a newbuild dock with multiple deep-water berths. The project also has access to utilities and would be near multiple pipelines that could supply raw materials like natural gas and water.

The project partners will bring complementary expertise to the production, operation, storage and export for the advancement of low-carbon ammonia production in the US:

•
Air Liquide, a world leader in industrial gas production, and INPEX, Japan’s largest energy exploration and production company, would collaborate on low-carbon hydrogen production. Air Liquide would supply its AutoThermal Reforming (“ATR”) technology, an ideal solution for large-scale hydrogen production projects, combined with its proprietary carbon capture technology. The combination of ATR technology with carbon capture aims to capture at least 95% of direct CO2 emissions from hydrogen production with at least 1.6 metric tons per year CO2 captured and permanently sequestered from this project. Air Liquide would be responsible for onsite nitrogen and oxygen production, using its proprietary Air Separation Unit technology.

•
LSB and INPEX would collaborate on low-carbon ammonia production. LSB would lead the selection of the ammonia loop technology provider, the pre-FEED, and the engineering, procurement and construction of the facility. LSB would also be responsible for the day-to-day operation of the ammonia loop.
•
INPEX and LSB would sell the low-carbon ammonia and finalize off-take agreements with the numerous parties that have expressed interest and could also further partner in the project. The majority of the product would be used for power generation in Asia with some volumes going to Europe and the U.S. INPEX, with stakes in both hydrogen and ammonia production, will likely be the largest investor in the overall project across the entire value chain, from production to export.
•
Vopak Moda currently operates ammonia storage and handling infrastructure from its Very Large Gas Carriers (“VLGC”)-capable deepwater berth which is located in the deepest part of the Houston Ship Channel. Vopak Moda will maintain its ownership of the existing infrastructure and plans to build additional storage capacity as required to handle the low-carbon ammonia production of the proposed new facility.

In April 2022, we entered into an agreement with Lapis Energy to develop a project to capture and permanently sequester CO2 at our El Dorado, Arkansas facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will make a majority of the capital investment required for the project development. The project is expected to be completed by 2025, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and permanently sequester more than 450,000 metric tons of CO2 per year in underground saline aquifers, with the potential to increase this quantity based on a potential debottlenecking project at the facility. The permanently sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured beginning in 2026. Once in operation, the sequestered CO2 is expected to reduce LSB’s scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering more than 450,000 metric tons of CO2 annually is expected to enable LSB to produce over 375,000 metric tons of blue ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. In February 2023, we achieved a key milestone in the advancement of our blue ammonia project at El Dorado by filing a pre-construction Class VI permit application with the U.S. Environmental Protection Agency (the “EPA”). The EPA recognized our application as complete in March 2023 and is currently in the review process.

In May 2022, we entered into agreements with Thyssenkrupp Uhde USA, LLC and Bloom Energy Corporation, (NYSE:BE) to develop a project to produce approximately 30,000 metric tons of zero-carbon or “green” ammonia per year at our Pryor, Oklahoma facility. The green hydrogen produced from the electrolyzers could qualify for federal incentive programs such as the production and tax credit under Internal Revenue Code Section 45V. Currently, the uncertainty of the Internal Revenue Code Section 45V tax credits combined with the project’s current capital costs, have caused us to place this project on hold. We continue to have discussions for potential off-take agreements of the green ammonia supply. While remaining excited about this project and our opportunity to be an early entrant into the production of green ammonia, we will need stronger assurance regarding the realizability of the tax credits before moving forward.

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

Lower Product Selling Prices Partially Offset by Stronger Sales Volume

Sales volumes of our products increased in the third quarter of 2023 as compared to the same quarter of 2022 during which we performed Turnarounds on our Pryor, Oklahoma and El Dorado, Arkansas facilities while we had no significant Turnarounds during the current year. With respect to our third quarter 2023 profitability, higher sales volumes were more than offset by the impact of lower selling prices relative to the third quarter of 2022.

The decline in fertilizer prices was the result of a variety of domestic and international factors. A key factor in the weakening of nitrogen fertilizer prices over the past year has been the decline in natural gas costs in Europe. Natural gas is the primary feedstock for the production of ammonia. Natural gas prices in Europe dropped due to a reduction in demand primarily related to warmer than expected temperatures throughout Europe last winter combined with increased storage inventories resulting from imports of liquified natural gas from the U.S. After having production largely curtailed for much of 2022, lower natural gas costs have enabled a majority of European ammonia facilities to resume operations in recent months, increasing global supply for nitrogen products. With that said, natural gas costs in Europe remain higher than those in the U.S. and European operators remain the high cost, or marginal producers, with production costs higher than those in the U.S.

A slowdown in Far East Asian industrial activity combined with lower demand for phosphate products has also contributed to lower nitrogen prices. Ammonia is a feedstock for various downstream chemicals that are produced in Asia, such as caprolactam and acrylonitrile, and markets for these products continue to be weak resulting in reduced ammonia demand.

In addition, cold and wet weather across many corn growing regions of the U.S. in the early Spring caused a delay in the application of fertilizers which, combined with lower demand for phosphate products this planting season, further increased ammonia inventories in the supply chain and led to weaker prices.

Over the past several months, however, nitrogen pricing has increased, reflecting a combination of global factors including production outages at several large international ammonia plants, low inventory levels as a result of de-stocking throughout the nitrogen distribution channel, and an increase in ammonia consumption by a large international phosphate producer. Even with the recent strengthening, we believe that the current prices for ammonia and other nitrogen products should prove attractive to retailers and farmers such that, during the 2023 fourth quarter Fall ammonia application season and in the Spring 2024 planting season, demand for nitrogen fertilizers should strengthen to a degree that we expect pricing to remain near or above historical average levels.

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

Our industrial business has been robust and demand for our products is steady, supported by the resilience of the U.S. economy. Nitric acid demand is stable as the demand impacts of high inflation in the U.S. has been offset by global producers shifting production from international facilities to their U.S. operations in order to take advantage of lower domestic input costs. Demand for AN for use in mining applications is robust due to attractive market fundamentals for quarrying and aggregate production and U.S. metals. While economic concerns persist, we believe that we have a meaningful degree of downside protection from the potential impacts of a recession given our diverse customer base, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

According to the World Agricultural Supply and Demand Estimates Report dated October 12, 2023 (“October Report”), farmers planted approximately 94.9 million acres of corn in 2023, up 7.1% compared to the 2022 planting season. In addition, the U.S. Department of Agriculture (“USDA”) estimates the U.S. ending stocks for the 2023 Harvest will be approximately 53.6 million metric tons, a 54.9% increase from the 2022 Harvest. The USDA also lowered the expected yield for the 2023 Harvest, down approximately 0.2% from a year ago.

The following October 2023 estimates are associated with the corn market:

	2024 Crop	2023 Crop		2022 Crop
	(2023 Harvest)	(2022 Harvest)	Percentage	(2021 Harvest)	Percentage
	October Report (1)	October Report (1)	Change (2)	October Report (1)	Change (3)
U.S. Area Planted (Million acres)	94.9	88.6	7.1%	93.3	1.7%
U.S. Yield per Acre (Bushels)	173.0	173.4	(0.2%)	176.7	(2.1%)
U.S. Production (Million bushels)	15,064	13,715	9.8%	15,074	(0.1%)
U.S. Ending Stocks (Million metric tons)	53.6	34.6	54.9%	35.0	53.1%
World Ending Stocks (Million metric tons)	312.4	298.1	4.8%	310.5	0.6%

1.
Information obtained from the October Report for the 2023/2024 ("2024 Crop"), 2022/2023 (“2023 Crop”) and 2021/2022 (“2022 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2024 Crop amounts compared to the 2023 Crop amounts.
3.
Represents the percentage change between the 2024 Crop amounts compared to the 2022 Crop amounts.

The current USDA corn outlook for the U.S. is for reduced supplies, lower feed and residual use and exports, and smaller ending stocks. Corn production for the 2024 Crop is forecast at 15.1 billion bushels, down 70.0 million on a cut in yield to 173.0 bushels per acre in the October report. Corn supplies for the 2024 Crop are forecast at 16.5 billion bushels, with lower production and beginning stocks. Exports are reduced 25.0 million bushels reflecting smaller supplies and slow early-season demand. Feed and residual use is down 25.0 million bushels based on lower supply. With supply falling more than use, corn ending stocks for 2024 Crop are lowered 110.0 million bushels. From a demand perspective, corn prices remain above 10-year averages, which we expect to incentivize farmers to optimize fertilizer applications in the fourth quarter of 2023 and the first half of 2024 in order to maximize yields.

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

The following table shows the volume of natural gas purchased and the average cost per MMBtu:

	Three Months Ended
	September 30,
	2023	2022
Natural gas volumes (MMBtu in millions)	7.1	6.0
Natural gas average cost per MMBtu	$3.61	$7.65

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

Ammonia Production

Ammonia is the basic product used to produce all of our upgraded products. The ammonia production rates of our plants affect the total cost per ton of each product produced and the overall sales of our products. For 2023, we are targeting total ammonia production of approximately 810,000 tons to 830,000 tons.

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

Consolidated Results of the Third Quarter of 2023

Our consolidated net sales for the third quarter of 2023 were $114.3 million compared to $184.3 million for the same period in 2022. Our consolidated operating loss for the third quarter of 2023 was $9.5 million compared to operating income of $13.1 million for the same period in 2022. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Third Quarter

Selling Prices

For the third quarter of 2023, average selling prices for our key products decreased compared to the third quarter of 2022. As discussed above under “Recent Business Developments,” declining European natural gas prices resulting in ammonia production costs in Europe declining substantially, translating into increased global supply and lower selling prices for ammonia and ammonia derivative fertilizers.

For the third quarter of 2023, average industrial selling prices for our products were also lower compared to the same period of 2022, primarily driven by the $750 per metric ton decrease in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Turnaround Activities (2022 only)

When a Turnaround is performed, overall results are negatively impacted. This impact includes lost contribution margin from lost sales, lost fixed cost absorption from lower production, and increased costs associated with repairs and maintenance. The effects of our Turnarounds, exclusive of the impacts due to lost production during the downtime, are shown below:

		Turnaround	Turnaround Expense	Estimated Lost Production
Facility	Related Period	Downtime	(In Thousands)	(In Tons)
El Dorado	3rd Quarter 2022	27 days	$8,414	36,000
Pryor	3rd Quarter 2022	25 days	10,824	17,000
			$19,238	53,000

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended September 30, 2023 and 2022 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table contains certain financial information:

	Three Months Ended
	September 30,			Percentage
	2023	2022	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$46,026	$66,161	$(20,135)	(30)%
Urea ammonium nitrate (UAN)	30,090	50,459	(20,369)	(40)%
Ammonia	26,823	52,075	(25,252)	(48)%
Other	11,348	15,578	(4,230)	(27)%
Total net sales	$114,287	$184,273	$(69,986)	(38)%

Gross (loss) profit:
Adjusted gross profit (1)	$13,775	$57,450	$(43,675)	(76)%
Depreciation and amortization (2)	(15,420)	(16,083)	663	(4)%
Turnaround expense	(1,741)	(19,238)	17,497	(91)%
Total gross (loss) profit	(3,386)	22,129	(25,515)	(115)%
Selling, general and administrative expense	8,512	9,138	(626)	(7%)
Other income, net	(2,399)	(75)	(2,324)
Operating (loss) income	(9,499)	13,066	(22,565)
Interest expense, net	7,165	12,193	(5,028)	(41)%
Non-operating other income, net	(3,689)	(2,219)	(1,470)	66%
(Benefit) provision for income taxes	(5,249)	780	(6,029)
Net (loss) income	$(7,726)	$2,312	$(10,038)

Other information:
Gross (loss) profit percentage (3)	(3.0)%	12.0%	(15.0)%
Adjusted gross profit percentage (3)	12.1%	31.2%	(19.1)%
Property, plant and equipment expenditures	$8,860	$16,100	$(7,240)
(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

	Three Months Ended
	September 30,			Percentage
Product (tons sold)	2023	2022	Change	Change
AN & Nitric Acid	119,468	125,446	(5,978)	(5)%
Urea ammonium nitrate (UAN)	118,135	115,352	2,783	2%
Ammonia	88,986	55,825	33,161	59%
Total	326,589	296,623	29,966	10%

	Three Months Ended
	September 30,			Percentage
Gross Average Selling Prices (price per ton)	2023	2022	Change	Change
AN & Nitric Acid	$385	$527	$(142)	(27)%
Urea ammonium nitrate (UAN)	$255	$437	$(182)	(42)%
Ammonia	$301	$933	$(632)	(68)%

	Three Months Ended
	September 30,			Percentage
Average Benchmark Prices (price per ton)	2023	2022	Change	Change
Tampa Ammonia Benchmark	$343	$1,093	$(750)	(69)%
NOLA UAN	$228	$459	$(231)	(50)%

Net Sales

Net sales of our primary products decreased during the third quarter of 2023 compared to the prior year period driven by the impact of lower selling prices relative to the third quarter of 2022 for all of our products. Partially offsetting weaker pricing was an increase in sales volume of ammonia and UAN driven largely by stronger production at our facilities, reflecting the investments made in plant reliability over the past several years.

Demand for our industrial and mining products remains robust despite continued global recessionary forces. Our contractual agreements with industrial customers that specify minimum volumes and our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand.

Gross Profit

As noted in the table above, we recognized a gross loss of $3.4 million for the third quarter of 2023 compared to a gross profit $22.1 million for the same period in 2022, or a $25.5 million reduction. Overall, our gross loss percentage was 3.0% compared to a gross profit of 12.0% for the same period in 2022. Our adjusted gross profit percentage decreased to 12.1 % for the third quarter of 2023 from 31.2% for the third quarter of 2022.

The decrease in gross profit was primarily driven by lower sales prices for our products partially offset by higher sales volumes of our ammonia and UAN products and lower natural gas costs.

Selling, General and Administrative

Our SG&A expenses were $8.5 million for the third quarter of 2023, a decrease of $0.6 million compared to the same period in 2022. The net decrease was primarily driven by a reduction in expense relating to professional fees partially offset by increases in payroll, insurance and other miscellaneous expenses.

Interest Expense

Interest expense for the third quarter of 2023 was $7.2 million compared to $12.2 million for the same period in 2022. The decrease relates to reduced interest expense as a result of the repurchase of $125 million of our 6.25% Senior Secured Notes made during May and June of 2023 and as a result of the reversal of the previous judgement awarded to Global in the litigation discussed in Note 5.

Other Expense (Income), net

Other income, net during the third quarter of 2023 primarily relates to short-term rental income.

Non-operating Other Income, net

Non-operating other income, net for the third quarter of 2023 was $3.7 million compared to $2.2 million for the same period of 2022, primarily related to interest income earned during both periods from our short-term investments.

(Benefit) provision for Income Taxes

The benefit for income taxes for the third quarter of 2023 was $5.2 million and the provision for income taxes for the same period of 2022 was $0.8 million. The resulting effective tax rate for the third quarter of 2023 was 40.5% compared to 25.2% for the same period of 2022. For the third quarter of 2023, the effective tax rate is greater than the statutory rate primarily due to the impact of state taxes, valuation allowances, and other discrete items. For the third quarter of 2022, the effective tax rate was greater than the statutory rate primarily due to the impact of state taxes and valuation allowances. See discussion in Note 7.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table contains certain financial information:

	Nine Months Ended
	September 30,			Percentage
	2023	2022	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$173,859	$234,103	$(60,244)	(26)%
Urea ammonium nitrate (UAN)	117,585	184,014	(66,429)	(36)%
Ammonia	129,850	200,861	(71,011)	(35)%
Other	39,802	49,079	(9,277)	(19)%
Total net sales	$461,096	$668,057	$(206,961)	(31)%

Gross profit:
Adjusted gross profit (1)	$125,739	$330,732	$(204,993)	(62)%
Depreciation and amortization (2)	(49,792)	(49,885)	93	(0)%
Turnaround expense	(1,696)	(25,064)	23,368	(93)%
Total gross profit	74,251	255,783	(181,532)	(71)%
Selling, general and administrative expense	27,815	29,711	(1,896)	(6)%
Other (income) expense, net	(2,096)	377	(2,473)
Operating income	48,532	225,695	(177,163)
Interest expense, net	31,213	34,455	(3,242)	(9)%
(Gain) loss on extinguishment of debt	(8,644)	113	(8,757)
Non-operating other income, net	(10,929)	(5,627)	(5,302)	94%
Provision for income taxes	3,622	32,277	(28,655)	(89)%
Net income	$33,270	$164,477	$(131,207)

Other information:
Gross profit percentage (3)	16.1%	38.3%	(22.2)%
Adjusted gross profit percentage (3)	27.3%	49.5%	(22.2)%
Property, plant and equipment expenditures	$41,123	$32,531	$8,592
(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

	Nine Months Ended
	September 30,			Percentage
Product (tons sold)	2023	2022	Change	Change
AN & Nitric Acid	404,199	431,977	(27,778)	(6)%
Urea ammonium nitrate (UAN)	357,172	346,066	11,106	3%
Ammonia	280,031	192,076	87,955	46%
Total	1,041,402	970,119	71,283	7%

	Nine Months Ended
	September 30,			Percentage
Gross Average Selling Prices (price per ton)	2023	2022	Change	Change
AN & Nitric Acid	$430	$542	$(112)	(21)%
Urea ammonium nitrate (UAN)	$325	$532	$(207)	(39)%
Ammonia	$464	$1,046	$(582)	(56)%

	Nine Months Ended
	September 30,			Percentage
Average Benchmark Prices (price per ton)	2023	2022	Change	Change
Tampa Ammonia Benchmark	$481	$1,185	$(704)	(59)%
NOLA UAN	$266	$536	$(270)	(50)%

Net Sales

Net sales of our primary products decreased during the first nine months of 2023 compared to the prior year period driven by the impact of lower selling prices relative to the first nine months of 2022 for all of our products and lower acids sales volumes. Partially offsetting weaker pricing was an increase in sales volume of agricultural products driven largely by stronger production at our facilities, reflecting the investments made in plant reliability over the past several years.

Demand for our industrial and mining products remains robust despite continued global recessionary forces. Our contractual agreements with industrial customers that specify minimum volumes and our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand.

Gross Profit

As noted in the table above, we recognized a gross profit of $74.3 million for the first nine months of 2023 compared to $255.8 million for the same period in 2022, or a $181.5 million decrease. Overall, our gross profit percentage was 16.1% for the first nine months of 2023 compared to 38.3% for the same period in 2022. Our adjusted gross profit percentage decreased to 27.3% for the first nine months of 2023 from 49.5% for the first nine months of 2022.

The decrease in gross profit was primarily driven by lower sales prices for our products partially offset by higher volumes for our agricultural products and lower natural gas costs during 2023 compared to 2022. Gross profit was also negatively impacted by higher natural gas costs in our beginning inventory produced and higher plant fixed costs.

Selling, General and Administrative

Our SG&A expenses were $27.8 million for the first nine months of 2023, a decrease of $1.9 million compared to the same period in 2022. The net decrease was primarily driven by approximately $2.2 million of expense relating to nonrecurring transaction fees, $2.2 million in other professional fees, insurance and other miscellaneous fees partially offset by an increase in payroll related items of $2.5 million.

Other Expense (Income), net

Other income, net for the first nine months of 2023, primarily relates to short-term rental income partially offset by losses from disposal or abandonment of assets no longer being used in operations.

Interest Expense

Interest expense for the first nine months of 2023 was $31.2 million compared to $34.5 million for the same period in 2022. The decrease relates to the payoff of the Secured Financing due 2023 during the second quarter of 2023, lower outstanding principal balance relating to our Secured Financing due 2025 and as a result of the reversal of the previous judgement awarded to Global in the litigation discussed in Note 5.

Gain on Extinguishment of Debt

During the second quarter of 2023 we repurchased $125 million of our Senior Secured Notes through open market transactions for approximately $114.3 million. As a result, we recognized a gain on extinguishment of debt net of issuance costs of approximately $8.6 million.

Non-operating Other Income, net

Non-operating other income, net for the first nine months of 2023 was $10.9 million primarily relating to interest income from to our short-term investments. For the same period of 2022, we had non-operating other income of $5.6 million primarily relating to a recognized settlement on our company owned life insurance resulting from a death benefit from an insurer relating to the death of J. Golsen as discussed in Note 9 and interest income from our short-term investments.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2023 was $3.6 million compared to $32.3 million for the same period in 2022. For the first nine months of 2023, the effective tax rate is less than the statutory rate primarily due to deferred benefits from state tax law changes. For the first nine months of 2022, the effective tax rate is less than the statutory rate primarily due to the impact of the valuation allowances. Also see discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the nine months ended September 30:

	2023	2022	Change
	(In Thousands)
Net cash flows from operating activities	$120,522	$259,182	$(138,660)

Net cash flows from investing activities	$21,506	$(392,948)	$414,454

Net cash flows from financing activities	$(158,973)	$71,257	$(230,230)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $120.5 million for the first nine months of 2023 compared to $259.2 million for the same period of 2022, a change of $138.7 million.

For the first nine months of 2023, the net cash provided is the result of net income of $33.3 million plus adjustments of $49.9 million for depreciation and amortization of PP&E, other adjustments of $0.2 million and cash provided of $37.1 million primarily from our working capital.

For the first nine months of 2022, the net cash provided is the result of a net income of $164.5 million plus adjustments of $50.0 million for depreciation and amortization of PP&E, $31.2 million for deferred taxes, other adjustments of $1.6 million and cash provided of $11.9 million primarily from our working capital.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $21.5 million for the first nine months of 2023 compared to net cash used of $392.9 million for the same period of 2022, a change of $414.5 million.

For the first nine months of 2023, the net cash provided primarily relates to proceeds from short-term investments of $293.3 million, partially offset by purchases of short-term investments of $230.7 million and expenditures for PP&E of $41.0 million.

For the first nine months of 2022, the net cash used primarily relates to purchases of short-term investments of $423.1 million and expenditures for PP&E of $32.5 million partially offset by short-term investment maturities of $59.7 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $159.0 million for the first nine months of 2023 compared to net cash provided of $71.3 million for the same period of 2022, a change of $230.2 million.

For the first nine months of 2023, the net cash used primarily consists of repurchases of our 6.25% Senior Secured Notes of $114.3, payments on other long-term debt and short-term financing of $24.3 million and payments of $20.4 million for the purchase of treasury stock.

For the first nine months of 2022, the net cash provided primarily consists of proceeds of $200.0 million from the New Notes partially offset by payments for the acquisition of treasury shares of $101.9 million, payments on other long-term debt and short-term financing of $22.2 million, payments of $4.5 million for equity and debt-related cost and $0.1 million for other financing activities.

Capitalization

The following is our total current cash, short-term investments, long-term debt and stockholders’ equity:

	September 30,	December 31,
	2023	2022
	(In Millions)
Cash and cash equivalents	$46.8	$63.8

Short-term investments	270.7	330.6
Total cash, cash equivalents and short-term investments	$317.5	$394.4
Long-term debt:
Working Capital Revolver Loan	$—	$—
Senior Secured Notes due 2028 (1)	575.0	700.0
Secured Financing due 2025	15.5	19.3
Secured Financing due 2023	—	4.2
Other	1.0	1.1
Unamortized debt issuance costs	(8.8)	(12.3)
Total long-term debt, including current portion, net	$582.7	$712.3
Total stockholders' equity	$532.7	$515.9
(1)
See discussion contained in Note 4.

We currently have a revolving credit facility, our Working Capital Revolver Loan, with a borrowing base of $65 million. As of September 30, 2023, our Working Capital Revolver Loan was undrawn and had approximately $42.4 million of availability.

For the full year of 2023, we expect capital expenditures to be approximately $60 million to $65 million. This capital spending is primarily planned for reliability and maintenance capital projects.

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

As of September 30, 2023, we had approximately $318 million of cash and short-term investments. From time to time, we may seek to deploy capital through additional share repurchases or the retirement or purchase of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During the first nine months of 2023, we repurchased $125.0 million in principal value of our Senior Secured Notes for approximately $114.3 million and approximately 1.8 million shares of our common stock on the open market for approximately $17.8 million.

Compliance with Long - Term Debt Covenants

As discussed in Note 4, the Working Capital Revolver Loan requires, among other things, that we meet certain financial covenants. The Working Capital Revolver Loan does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of September 30, 2023, no trigger event had occurred.

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

Secured Financing due 2023 – EDC was party to a secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 48 equal monthly installments with a final balloon payment of approximately $3 million due in June 2023. The final balloon payment was repaid in April 2023.

Working Capital Revolver Loan – At September 30, 2023, our Working Capital Revolver Loan was undrawn and had approximately $42.4 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Capital Expenditures – First Nine Months of 2023

For the first nine months of 2023, capital expenditures relating to PP&E were $41.1 million. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $3.4 million for the first nine months of 2023 in connection with environmental projects. For the remainder of 2023, we expect to incur expenses ranging from $0.8 million to $1.1 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of September 30, 2023, we had agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. These insurance bonds are expected to expire or be renewed later in 2023-2024.

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

It is also reasonably possible that the estimates and assumptions utilized as of September 30, 2023, could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At September 30, 2023, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At September 30, 2023, we had no outstanding natural gas contracts which are accounted for on a mark-to-market basis.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our revolving credit facility. As of September 30, 2023, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2023, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of Section 27A of the Securities Act of 1933 (as amended, the “Securities Act”) and Section 21E of the Securities Exchange Act. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “could” and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein, and the associated risks, uncertainties, assumptions and other important factors include, but are not limited to, the following:

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

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASUs	-	Accounting Standard Updates.

ATR	-	AutoThermal Reforming.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The novel coronavirus disease of 2019.

EDA	-	El Dorado Ammonia L.L.C.

EDC	-	El Dorado Chemical Company.

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Eldridge	-	Eldridge Industries, L.L.C.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EUC	-	Environmental Use Control.

FASB	-	Financial Accounting Standards Board.

FEED	-	Front end engineering design.

Financial Covenant	-	Certain springing financial covenants associated with the working capital revolver loan.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Indenture	-	The agreement governing the 6.25% senior secured notes.

IRS	-	Internal Revenue Service.

J. Golsen	-	Jack E. Golsen.

July Report	-	The World Agricultural Supply and Demand Estimates Report dated July 12, 2023.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

LSB	-	LSB Industries, Inc.

Maximum Revolver Amount	-	The maximum amount of outstanding advances available under our Working Capital Revolver Loan.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu	-	Million British thermal units.

MOU	-	Memorandum of understanding.

New Notes	-	The senior secured notes issued March 8, 2022 with an interest rate of 6.25%, which mature in October 2028.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

Notes	-	The senior secured notes issued on October 14, 2021 with an interest rate of 6.25%, which mature in October 2028.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PCC	-	Pryor Chemical Company.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of Eldridge which matures in June 2023.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of Eldridge which matures in August 2025.

Senior Secured Notes	-	The Notes and New Notes, taken together due on October 15, 2028 with a stated interest rate of 6.25%.

SG&A	-	Selling, general and administrative expense.

Ton	-	A unit of weight equal to 2,000 pounds.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

U.S. GAAP	-	U.S. Generally Accepted Accounting Principles.

USDA	-	United States Department of Agriculture.

West Fertilizer	-	West Fertilizer Company.

Working Capital Revolver Loan	-	Our secured revolving credit facility.

2022 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2021 and ended in 2022 and primarily relates to corn planted and harvested in 2021.

2023 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2022 and will end in 2023 and primarily relates to corn planted and harvested in 2022.

2024 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2023 and will end in 2024 and primarily relates to corn planted and harvested in 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchase of its common stock for the quarter ended September 30, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
July 1 – July 31, 2023	59,911	$9.78	59,911	$132,195,998
August 1 – August 31, 2023	—	—	—	132,195,998
September 1 – September 30, 2023	—	—	—	132,195,998
Total	59,911	$9.78	59,911	$132,195,998

(1)
During May 2023, our Board authorized a $150 million repurchase program.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

During our fiscal quarter ended September 30, 2023, one of our directors (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to this contract, instruction, and written plan as a “Rule 10b5-1 trading plan.” We describe the material terms of this Rule 10b5-1 trading plan below.

Barry H. Golsen, Member Board of Directors

On September 14, 2023, Barry H. Golsen, a member of our board of directors, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. Golsen, acting through a broker, may sell up to an aggregate of 576,047 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock in certain trust's which he is trustee over. The total vested common shares held by Mr. Golsen is 677,081. Sales of shares under the plan may only occur from December 15, 2023 to December 31, 2024. The plan is scheduled to terminate on December 31, 2024, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Golsen or the broker, or as otherwise provided in the plan.

Item 6. Exhibits

See “Index to Exhibits” on page 37.

Index to Exhibits Item 6.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on Form S-3 filed on November 16, 2021

3(ii)	Second Amended and Restated Bylaws of LSB Industries, Inc., dated July 19, 2021	Exhibit 3.1 to the Company’s Form 8-K filed July 20, 2021

4.1	Amended and Restated Section 382 Rights Agreement, dated as of August 22, 2023, between LSB Industries, Inc. and Computershare Trust Company, N.A., as rights agent	Exhibit 4.1 to the Company’s Form 8-K filed August 25, 2023

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)
Filed herewith or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 2nd day of November 2023.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)