Form 10-K
period 2023-12-31
LSB INDUSTRIES, INC.
filed 2024-03-06
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ Yes ☒ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2023, was approximately $518 million. As a result, the Registrant is an accelerated filer as of December 31, 2023. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant, LSB Funding LLC and SBT Investors LLC were deemed to be owned by affiliates of the Registrant as of June 30, 2023. Such determination should not be deemed an admission that such executive officers, directors or entity of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of March 1, 2024, the Registrant had 72,995,775 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its annual meeting of stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of its 2023 fiscal year, are incorporated by reference in Part III.

Auditor Firm Id:	00042	Auditor Name:	Ernst & Young LLP	Auditor Location:	Oklahoma City, OK, United States

		Page
	PART I

Item 1.	Business	3

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	25

Item 1C.	Cybersecurity	25

Item 2.	Properties	26

Item 3.	Legal Proceedings	26

Item 4.	Mine Safety Disclosures	26

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

Item 6.	[RESERVED]	27

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 8.	Financial Statements and Supplementary Data	41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41

Item 9A.	Controls and Procedures	41

Item 9B.	Other Information	44

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	44

	PART III

	(Items 10, 11, 12, 13, and 14)	44

The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of its 2023 fiscal year covered by this report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	45

PART I

ITEM 1. BUSINESS

Overview

All references to “LSB Industries,” “LSB,” “the Company,” “we,” “us,” and “our” refer to LSB Industries, Inc. and its subsidiaries, except where the context makes clear that the reference is only to LSB Industries, Inc. itself and not its subsidiaries. Notes referenced throughout this document refer to consolidated financial statement footnote disclosures that are found in Item 8 of this report.

LSB is a Delaware corporation, formed in 1968, and headquartered in Oklahoma City, Oklahoma. LSB is committed to playing a leadership role in the energy transition through the production of low and no carbon products that build, feed and power the world. We seek to accomplish this through the manufacture and marketing of essential products for the agricultural, industrial and mining markets, and in the future, energy markets, all with an emphasis on a culture of excellence in customer experience. The Company manufactures ammonia and ammonia-related products in El Dorado, Arkansas (the “El Dorado Facility”), Cherokee, Alabama (the “Cherokee Facility”), and Pryor, Oklahoma (the “Pryor Facility”), and operates a facility on behalf of Covestro LLC (“Covestro”) in Baytown, Texas (the “Baytown Facility”). Our products are sold through distributors and directly to end customers throughout the United States and other parts of North America.

Our Business

Our business manufactures products for three principal markets:

•
Agricultural Markets: ammonia, fertilizer grade high density ammonium nitrate (“HDAN”) and urea ammonia nitrate (“UAN”);
•
Industrial Markets: high purity and commercial grade ammonia, ammonium nitrate, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid (“DEF”); and
•
Mining Markets: low density ammonium nitrate (“LDAN”) and ammonium nitrate (“AN”) solutions.

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

The chart below highlights representative products and applications in each of our end markets.

The following table summarizes net sales information relating to our products:

	2023	2022
Percentage of consolidated net sales:
AN & Nitric acid	37%	35%
Urea ammonium nitrate (UAN)	26%	27%
Ammonia	28%	31%
Other	9%	7%
	100%	100%

For information regarding our net sales, operating results and total assets for the past three fiscal years, see the Consolidated Financial Statements included in this report.

Our Strategy

We aim to be a leader in the energy transition in the chemical industry through the production of low and no carbon products that build, feed and power the world. We plan to accomplish this by leveraging our existing business platform and portfolio of assets to produce low carbon products, utilizing our significant manufacturing expertise and experience in ammonia and hydrogen plant operations, optimizing our liquidity and free cash flows to generate growth, and creating a network of partners that bring additional knowledge, expertise and relationships.

With respect to our current portfolio of products, we pursue a strategy of balancing the sale of product as fertilizer into the agriculture markets at spot prices or short duration pre-sales and developing industrial and mining customers that purchase substantial quantities of products, primarily under contractual obligations and/or pricing arrangements that generally provide for the pass through of some raw material and other manufacturing costs. We believe this product and market diversification strategy allows us to have more consistent levels of production compared to some of our competitors and helps reduce the volatility risk inherent in the prices of our raw material feedstock and/or the changes in demand for our products.

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

Our strategy also includes evaluating further investments in low carbon opportunities, potential acquisitions of strategic assets or companies, mergers with other companies and investment in additional production capacity where we believe those acquisitions, mergers or expansion of production capacity will enhance the value of the Company and provide appropriate returns.

Key Operating Initiatives for 2024

As discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Operating Initiatives,” we believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•
Investing to improve Environmental, Health & Safety and Reliability at our Facilities while Supplying our Customers with Products of the Highest Quality.
•
Continue Broadening the Distribution and Optimization of our Product Mix.
•
Development of Low-Carbon Ammonia and Clean Energy Projects.
•
Evaluate Acquisitions of Strategic Assets or Companies.

As for our liquidity, we had approximately $353 million of combined cash, restricted cash, short-term investments and borrowing capacity at the end of 2023, which we believe provides us with ample liquidity to fund our operations and meet our current obligations. Also see discussions in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources”.

Our Competitive Strengths

Strategically Located Chemical Assets and Long-Standing Customer Relationships

Our business benefits from highly advantageous locations with logistical and distribution benefits. We have access to the Nustar ammonia pipeline from the U.S. Gulf at our El Dorado Facility, which provides low-cost transportation to distribution points. The El Dorado Facility also has rail access providing favorable freight logistics to our industrial and agricultural customers and cost advantaged when selling a number of our products West of the Mississippi River. Our Cherokee Facility is located east of the Mississippi River, allowing it to reach customers that are not freight logical for others. Our Cherokee Facility sits adjacent to the Tennessee River, providing barge receipt and shipping access, in addition to truck and rail delivery access. Our Pryor Facility is located in the heart of the Southern Plains with strategic rail and truck delivery access.

Advantaged Raw Material Cost Position

We have access to low-cost, relative to international markets, natural gas in the United States, which allows for significant cost advantages as compared to comparable production facilities in Europe and other parts of the world.

Diversified Sources of Revenue

Our business serves a broad range of end markets, which we believe diminishes the cyclicality of our financial performance. Our business serves the agricultural, industrial and mining markets. The flexible nature of our production process and storage capability allows us the ability to shift our product mix based on end market demand.

Agricultural Market Conditions

As discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Industry Factors”, the price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports. Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics. These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

Looking forward to 2024, we believe that while prices for ammonia are anticipated to moderate, prices for other nitrogen products such as urea and UAN could see improvements due to Chinese urea export limitations in the first half of 2024, which should support urea prices and indirectly support UAN prices through the Spring 2024 planting season. Fertilizer prices, however, should remain attractive to retailers and farmers during the 2024 planting season which, combined with anticipated high planting levels in the U.S., should lead to healthy demand for nitrogen fertilizers. Additionally, we believe that corn prices will remain at a level that will further support demand for fertilizers during 2024.

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

We sell our agricultural products at the current spot market price for either immediate shipment or as part of a forward sales commitments, depending on fertilizer seasonality and our forward pricing point of view.

Industrial and Mining Market Conditions

As discussed in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Industry Factors,” in our industrial markets, our sales volumes are typically driven by changes in general economic conditions, energy prices, metals market prices and our contractual arrangements with certain large customers. In our mining markets, our sales volumes are typically driven by changes in the overall North American consumption levels of mining products that can be impacted by weather. Additionally, changes in natural gas prices and demand in renewable power sources, such as wind and solar in the electrical generation sector, will impact demand for our mining products and impact competition within the other sectors of this market.

Looking forward to 2024, despite global economic challenges, our industrial business has been solid and demand for our products is steady, supported by the resilience of the U.S. economy. Nitric acid demand has remained stable as global producers have shifted production from international facilities to their U.S. operations in order to take advantage of lower domestic input costs. Demand for AN for use in mining applications has remained steady due to attractive market fundamentals for quarrying and aggregate production and U.S. metals offsetting any reductions resulting from lower coal production. While economic concerns persist, we believe that we have a meaningful degree of downside protection from the potential impacts of a recession given our diverse customer base, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

We also produce and sell LDAN, HDAN and AN solution to the mining industry, which are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries and for metals mining. We have signed long-term contracts with certain customers that provide for the annual sale of LDAN mostly under natural gas cost pass through pricing arrangements. One of our customers has a plant located at our El Dorado Facility.

Raw Materials

The products we manufacture at our facilities are primarily derived from natural gas. This raw material feedstock is a commodity and subject to price fluctuations. Natural gas is the primary raw material for producing ammonia, UAN, nitric acid and acid blends and other products at our El Dorado, Cherokee and Pryor Facilities. During 2023, we purchased approximately 29.8 million MMBtus of natural gas.

The chemical facilities’ natural gas feedstock requirements are generally purchased at spot market price. Periodically, we enter into volume purchase commitments and/or forward contracts to lock in the cost of certain of the expected natural gas requirements primarily to match quantities needed to produce product that has been sold forward. As of December 31, 2023, we did not have any volume purchase commitments or forward contracts.

See further discussion relating to the outlook for our business under “Key Industry Factors.”

Competition

We operate in a highly competitive market with many other larger chemical companies, such as CF Industries Holdings, Inc., CVR Partners, Dyno Nobel, a subsidiary of Incitec Pivot Limited, Eurochem North America, Helm AG, Koch Industries, Macro-Source L.L.C., Nutrien, Orica Limited, and Yara International (some of whom are our customers), many of whom have greater financial and other resources than we do. We believe that competition within the markets we serve is primarily based upon service, price, location of production and distribution sites, and product quality and performance.

NOL Rights Agreement

On August 22, 2023, we entered into an Amended and Restated Section 382 Rights Agreement (as amended, the “NOL Rights Agreement”), which amended and restated the Section 382 Rights Agreement, dated as of July 6, 2020 (the “Original Rights Agreement”), between LSB and Computershare Trust Company, N.A., as rights agent.

During 2023, the Original Rights Agreement was ratified by our shareholders at our annual meeting of shareholders held on May 11, 2023. The NOL Rights Agreement remains in effect as of December 31, 2023.

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

The rights issued under the NOL Rights Agreement will expire on the earliest to occur of (i) the close of business on the day following the certification of the voting results of our 2024 annual meeting of stockholders, or other duly held stockholders’ meeting, (ii) the date on which our Board determines in its sole discretion that (x) the NOL Rights Agreement is no longer necessary for the preservation of material valuable NOLs or tax attributes or (y) the NOLs and tax attributes have been fully utilized and may no longer be carried forward and (iii) the close of business on August 22, 2026.

Our Board may, in its discretion, determine that a person, entity or a certain transaction is exempt from the operation of the NOL Rights Agreement or amend the terms of the rights.

Human Capital Resources

As of December 31, 2023, we employed 586 persons, 163 whom are represented by unions under collective bargaining agreements. We have three 3-year union contracts which were each successfully ratified in 2022.

Oversight & Management

Our success depends on the capabilities and strength of our workforce. Our Chief Human Resources Officer is responsible for developing and executing our human capital strategy. This strategy includes the acquisition, development, and retention of talent as well as the enhancement of benefits and employee experience to deliver on our overall strategy. Our Chief Executive Officer (“CEO”) regularly updates our Board of Directors (“Board”) on the operation and status of these human capital activities including:

•
Training & Development– We are committed to the continued development of our employees. Quarterly reviews of operations and talent occur across all operational business units and corporate functions. It is the responsibility of the CEO and the executive staff to review talent data on an annual basis and plan development actions to ensure succession and continuous improvement and growth.
•
Engagement – We believe that we have favorable relations with our employees. Approximately 28% of our employees are represented under collective bargaining agreements. We take proactive measures, such as conducting employee surveys to understand and drive employee engagement. Additionally, we conduct benefit surveys annually in an effort to ensure that any changes to benefits are improvements or add value for employees. Each of our business units conducts roundtable discussions to develop action plans to improve the work environment and culture. We have continued to increase our communication and recognition efforts with employees, which our workforce has recognized favorably.
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

Available Information

We make available free of charge through our Internet website (www.lsbindustries.com) or by calling Investor Relations (405) 510-3550 our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition to the reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website. The information included on our website does not constitute part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

Risks Relating to Our Liquidity

We may not be able to generate sufficient cash to service our debt and may be required to take other actions to satisfy the obligations under our debt agreements, which may not be successful.

Our ability to make scheduled payments on our debt obligations depends on our financial condition and operating performance, prevailing economic and competitive conditions, and certain financial, business and other factors, some of which may be beyond our control. We may not be able to maintain a level of cash flows sufficient to pay the principal and interest on our debt, including the $575 million principal amount of our 6.25% senior secured notes due 2028 (the “Senior Secured Notes”).

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

The New Revolving Credit Facility Loan also contains certain affirmative covenants and requires the borrowers to comply with a fixed charge coverage ratio (as defined in the New Revolving Credit Facility Loan) if their excess availability (as defined in the New Revolving Credit Facility Loan) falls below a certain level.

These covenants and restrictions could affect our ability to operate our business and may limit our ability to react to market conditions or take advantage of potential business opportunities as they arise. Additionally, our ability to comply with these covenants may be affected by events beyond our control, including general economic and credit conditions and industry downturns.

In addition, certain failures to make payments when due on, or the acceleration of, significant indebtedness constitutes a default under some of our debt instruments, including the Indenture governing the Senior Secured Notes. Further, a breach of any of the covenants or restrictions in a debt instrument could result in an event of default under such debt instrument. Upon the occurrence of an event of default under one of these debt instruments, our lenders or noteholders could elect to declare all amounts outstanding under such debt instrument to be immediately due and payable and/or terminate all commitments to extend further credit. Such actions by those lenders or noteholders could cause cross defaults or accelerations under our other debt. If we were unable to repay those amounts, the lenders or noteholders could proceed against any collateral granted to them to secure such debt. In the case of a default under debt that is guaranteed, holders of such debt could also seek to enforce the guarantees. If lenders or noteholders accelerate the repayment of all borrowings, we would likely not have sufficient assets and funds to repay those borrowings. Such occurrence could result in our or our applicable subsidiary going into bankruptcy, liquidation or insolvency.

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

Risks Relating to Our Business

Pandemics or other public health crises have and may in the future disrupt our business, which could adversely affect our financial performance.

The impact of global pandemics will depend on future developments that are uncertain and cannot be accurately predicted, including new information that may emerge concerning the pandemic and the actions to contain the pandemic or treat its impact. In addition, a significant downturn in global economic growth, or recessionary conditions in major geographic regions as a result of a resurgence of the pandemic or the emergence of a similar pandemic, may lead to reduced demand for a portion or all our products. Legislative, regulatory, judicial or social influences related to the pandemic may affect our financial performance and our ability to conduct our business.

An extended period of remote work arrangements due to a pandemic or other public health crises, including as a result of government and business responses to such events, could also exacerbate cybersecurity risks. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems. We are also required to effect electronic transmissions with third parties including clients, vendors and others with whom we do business, and with our Board. We believe we have implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, measures, and controls and procedures; however, there can be no guarantee that such systems, measures, controls and procedures will be effective, that we will be able to establish secure capabilities with all of third parties, or that third parties will have appropriate controls in place to protect the confidentiality of our information. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability.

Terrorist attacks and other acts of violence or war, such as Russia’s occupation of Ukraine and ongoing conflict in the Middle East, and natural disasters (such as hurricanes, etc.), have negatively affected and could negatively affect U.S. and foreign companies, the financial markets, the industries where we operate, our operations and our profitability.

Terrorist attacks in the U.S and elsewhere, including Russia’s occupation of Ukraine and ongoing conflict in the Middle East, and natural disasters (such as hurricanes or pandemic health crises) have in the past and can in the future negatively affect our operations. We cannot predict further terrorist attacks and natural disasters in the U.S. and elsewhere. These attacks or natural disasters have contributed to economic instability in the U.S. and elsewhere, and further acts of terrorism, violence, war or natural disasters could affect the industries where we operate, our ability to purchase raw materials, our business, results of operations and financial condition. In addition, terrorist attacks and natural disasters may directly affect our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could affect our sales, our production capability and our ability to deliver products to our customers. In the past, hurricanes affecting the Gulf Coast of the U.S. have negatively affected our operations and those of our customers. As previously noted, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. If any such effects, whether anthropogenic or otherwise, were to occur in areas where we or our clients operate, they could have an adverse effect on our business, financial condition and results of operations.

The Russian invasion of the Ukraine may expand into a broader international conflict that could adversely affect multiple channels of commerce and markets.

While the occupation of Ukraine has had an effect on commodity prices and fertilizer supply (primarily ammonia and urea from Russia), there is no guarantee that the current conflict will not draw military intervention from other countries or further retaliation from Russia, which, in turn, could lead to a much larger conflict. It is possible that supply chain, trade routes and the markets we currently serve could be further adversely affected, which, in turn, could materially, adversely affect our business operations and financial performance.

A major factor underlying the current high level of demand for our nitrogen-based fertilizer products is the production of ethanol. A decrease in ethanol production or an increase in ethanol imports could have a material adverse effect on our results of operations, financial condition and ability to make cash distributions.

A major factor underlying the solid level of demand for our nitrogen-based fertilizer products is the production of ethanol in the United States and the use of corn in ethanol production. Ethanol production in the United States is highly dependent upon a myriad of federal statutes and regulations and is made significantly more competitive by various federal and state incentives and mandated usage of renewable fuels pursuant to the federal renewable fuel standards (“RFS”). To date, the RFS has been satisfied primarily with fuel ethanol blended into gasoline. However, a number of factors, including the continuing “food versus fuel” debate and studies showing that expanded ethanol usage may increase the level of greenhouse gases in the environment as well as be unsuitable for small engine use, have resulted in calls to reduce subsidies for ethanol, allow increased ethanol imports and to repeal or waive (in whole or in part) the current RFS, any of which could have an adverse effect on corn-based ethanol production, planted corn acreage and fertilizer demand. Therefore, ethanol incentive programs may not be renewed, or if renewed, they may be renewed on terms significantly less favorable to ethanol producers when compared with current incentive programs. Consequently, a decrease in ethanol production or an increase in ethanol imports could have a material adverse effect on our overall business, results of operations, financial condition and liquidity.

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

The products (primarily agricultural) produced and sold by us have been in the past, and could be in the future, materially affected by adverse weather conditions (such as excessive rain or drought) in the primary markets for our fertilizer and related agricultural products. In addition, weather can cause an interruption to the operations of our chemical facilities. Many scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events. These climate changes might also occur as the result of other phenomena that human activity is unable to influence, including changes in solar activity and volcanic activity. Regardless of the cause, if any of these adverse weather events occur, or occur with greater frequency, during the primary seasons for sales of our agricultural products (March-June and September-November), this could have a material adverse effect on our agricultural sales and our financial condition and results of operations.

Climate change may adversely affect our business.

Over the course of the past several years, global climate conditions have become increasingly inconsistent, volatile and unpredictable. Many of the regions in which we do business have variously experienced excessive moisture, cold, drought and/or heat of an unprecedented nature at various times of the year. In some cases, these conditions have either reduced or obviated the need for our products, particularly in the agriculture space, whether pre-plant, at-plant, post-emergent or at harvest. Due to the unpredictable nature of these conditions, we have observed growers and distributors becoming increasingly conservative in procurement practices and the accumulation of inventory. Further, the unpredictable nature of climactic change has made it increasingly difficult to forecast market demand and, consequently, financial performance, from year-to-year. There is no guarantee that climate change or its impacts will abate in the near future, and it is possible that such change will continue to hinder, or significantly further hinder, our ability to forecast sales performance with accuracy and otherwise adversely affect our financial performance.

Our business and customers are sensitive to adverse economic cycles.

Our business can be affected by cyclical factors such as inflation, currency exchange rates, global energy policy and costs, regulatory policies (including tariffs), global market conditions and economic downturns in specific industries. Certain sales are sensitive to the level of activity in the agricultural, mining, automotive and housing industries. Therefore, substantial changes in these factors could adversely affect our operating results, liquidity, financial condition and capital resources.

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

In addition, producers in China have substantial capacity to produce and export urea. Depending on various factors, including prevailing prices from other exporters, the price of coal and regulatory policies, including the price of China’s export tariff, higher volumes of urea from China could be imported into the U.S. at prices that could have an adverse effect on the selling prices of other nitrogen products, including the nitrogen products we manufacture and sell.

A substantial portion of our sales is dependent upon a limited number of customers.

For 2023, five customers accounted for approximately 32% of our consolidated net sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business, results of operations, financial condition and liquidity if we are unable to replace a customer with other sales on substantially similar terms.

A change in the volume of products that our customers purchase on a forward basis, or the percentage of our sales volume that is sold to our customers on a forward basis, could increase our exposure to fluctuations in our profit margins and materially adversely affect our business, financial condition, results of operations and cash flows.

From time-to-time, we offer our customers the opportunity to purchase products from us on a forward basis at prices and delivery dates we propose. Under our forward sales programs, customers generally make an initial cash down payment at the time of order and pay the remaining portion of the contract sales under their usual invoice terms when the performance obligation is satisfied. Forward sales improve our liquidity due to the cash payments received from customers in advance of shipment of the product and allow us to improve our production scheduling and planning and the utilization of our manufacturing and distribution assets. Any cash payments received in advance from customers in connection with forward sales are reflected on our consolidated balance sheets as a current liability until the related performance obligations are satisfied, which can take up to several months. We believe the ability to purchase products on a forward basis is most appealing to our customers during periods of generally increasing prices for nitrogen fertilizers. Our customers may be less willing, or even unwilling, to purchase products on a forward basis during periods of generally decreasing or stable prices or during periods of relatively high fertilizer prices due to the expectation of lower prices in the future or limited capital resources. In periods of rising fertilizer prices, selling our nitrogen fertilizers on a forward basis may result in lower profit margins than if we had not sold fertilizer on a forward basis. Conversely, in periods of declining fertilizer prices, selling our nitrogen fertilizers on a forward basis may result in higher profit margins than if we had not sold fertilizer on a forward basis. In addition, fixing the selling prices of our products, often months in advance of their ultimate delivery to customers, typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time the performance obligation is satisfied.

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

The price of natural gas in North America and worldwide has been volatile in recent years and had declined on average due in part to the development of significant natural gas reserves, including shale gas, and the rapid improvement in shale gas extraction techniques, such as hydraulic fracturing and horizontal drilling. However, recent disruptions in the global supply chain may continue to have an impact in the near term in fiscal year 2024. Future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or hydraulic fracturing or increase its cost or by reduction in oil exploration and development prompted by lower oil prices and resulting in production of less associated natural gas. Additionally, increased demand for natural gas, particularly in the Gulf Coast Region, due to increased industrial demand and increased natural gas exports could result in increased natural gas prices.

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

As we continue to increase our dependence on information technologies to conduct our operations the risks associated with cyber security also increase. Cybersecurity breaches may be the result of, among other things, negligent or unauthorized activity by our employees or by third parties who use cyber-attack techniques involving malware, ransomware, hacking and phishing. Such cyber-attacks continue to increase in frequency and potential harm, and the methods used to gain unauthorized access evolve, making it increasingly difficult to anticipate, prevent, and detect incidents. We rely on our enterprise resource planning software and other information systems, among other things, to manage our manufacturing, supply chain, accounting and financial functions. Additionally, third parties on whose systems we place significant reliance for the conduct of our business are also subject to cybersecurity risks. We are significantly dependent upon internet connectivity and a third-party cloud hosting vendor. We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events. Although we believe these measures and procedures are appropriate, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber-attacks. Compromises to our information systems could have an adverse effect on our business, results of operations, liquidity and financial condition.

We may engage in certain strategic transactions which may adversely affect our financial condition.

An important part of our business strategy is the acquisition of strategic assets or companies. Our management is currently evaluating and pursuing certain such opportunities, and from time to time separately provides indications of interest in respect of similar transactions, which may be significant. Any such discussions may or may not result in the consummation of a transaction, and we may not be able to identify or complete any of these potential acquisitions. We cannot predict the effect, if any, that any announcement or consummation of a transaction would have on the price of our securities. While the documents governing our indebtedness include certain restrictions on our ability to finance any acquisitions of new assets, such restrictions contain various exceptions and limitations.

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

There can be no assurance that we will repurchase shares of common stock or that we will repurchase shares at favorable prices.

In May 2023, our Board authorized a $150 million stock repurchase program. Total repurchase authority remaining under the repurchase program was $121 million as of December 31, 2023. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing securities, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Under the repurchase program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be made pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the SEC. The repurchase program does not obligate us to purchase any particular number or type of securities. During 2023, we repurchased approximately 3.1 million shares of common stock at an average cost of $9.21 per share.

Our stock repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, results of operations, financial condition, and other factors that we may deem relevant. We can provide no assurance that we will repurchase stock at favorable prices, if at all.

We may not be successful in the development and implementation of our low-carbon ammonia projects in a timely or economic manner, or at all.

We are currently evaluating and developing projects and other investments that could enable us to become a producer and marketer of low-carbon ammonia and other derivative products. The success of these projects is dependent on a number of factors, many of which are beyond our control.

For example, the market for low-carbon ammonia remains nascent, and is continuing to develop and evolve. We cannot be certain that the market will grow to the size or at the rate we expect. The demand for low-carbon ammonia is dependent in part on the developing market for low-carbon hydrogen, for which ammonia can serve as a transport and storage molecule. These markets are heavily influenced by demand for clean energy, technology advancement and a range of domestic and international laws, regulations and policies related to carbon emissions, clean energy, tax benefits and other incentives and corporate accountability.

Recently, many other proposed low-carbon ammonia projects have been announced or considered, and future hydrogen, energy, or environmental/carbon policies may support development of additional nitrogen production in locations outside North America, including Europe, Australia, and the Middle East. In the event that the growth in supply of low-carbon ammonia and low-carbon hydrogen exceeds the growth in demand for those products, the resulting unfavorable supply and demand balance could lead to lower selling prices than we expect, which could negatively affect our business, financial condition, results of operations and cash flows. The recognition and acceptance of low-carbon ammonia as a transport and storage molecule for low-carbon hydrogen, the use of low-carbon ammonia as a fuel in its own right, and the development and growth of end market demand and applications for hydrogen and ammonia are uncertain. Such matters depend on many factors outside of our control, such as the extent and rate at which cost competitive global renewable energy capacity increases, the price of traditional and alternative sources of energy, the implementation of taxes on carbon emissions, the realization of technological improvements required to increase the efficiency and lower the costs of production of ammonia, the regulatory environment, and the success of the projects described above to provide ammonia offerings cost-effectively. In addition, further development of alternative decarbonization technologies may result in viable alternatives to the use of low-carbon ammonia for many potential decarbonization applications, resulting in lower than expected market demand growth relative to our current expectations.

The success of our low-carbon ammonia projects also depend on the realization of certain technical improvements required to increase the efficiency and lower the costs of production of low-carbon ammonia. Over time, we may face operational difficulties and execution risks related to design, development and construction. If our assumptions about the engineering and project execution requirements necessary to successfully build or convert the facility capacity that we are contemplating and to scale up to larger production quantities prove to be incorrect, we may be unable to produce substantial quantities of low-carbon ammonia, and the cost to construct such low-carbon ammonia facilities, or the production costs associated with the operation of such facilities, may be higher than we project. The production of low-carbon ammonia depends to a large extent upon the ability of third parties to develop class VI carbon sequestration wells, which currently do not exist at large scale and are subject to a permitting process and operational risks, which may result in delays, impact viability in some or all situations, or create long-term liabilities.

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

Furthermore, we are subject to litigation for which we could be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. If we are required to incur all or a portion of the costs arising out of any litigation or investigation as a result of inadequate insurance proceeds, if any, our business, results of operations, financial condition and liquidity could be materially adversely affected. For further discussion of our litigation, please see “Other Pending, Threatened or Settled Litigation” in Note 7 – Commitments and Contingencies to the Consolidated Financial Statements included in this report.

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

In January 2017, the U.S. EPA finalized revisions to its Risk Management Program (“RMP”). The revisions include new requirements for certain facilities to perform hazard analyses, third-party auditing, incident investigations and root cause analyses, emergency response exercises, and to publicly share chemical and process information. Compliance with many of the rule’s new requirements became required beginning in 2021. The EPA temporarily delayed the rule’s effective date however, the delay was subsequently vacated with an immediate effective date. On December 3, 2018, the EPA published a final rule that incorporates amendments to the RMP under 40 CFR Part 68. However, on November 21, 2019, EPA finalized its Risk Management Program Reconsideration Rule which rescinded third-party auditing, incident investigation and root cause analysis, and the public sharing of specific chemical and process information. The passage of the Reconsideration Rule has reduced the potential negative effect on the profitability of our AN business compared to the January 2017 RMP amendments. The Occupational Safety and Health Administration is likewise considering changes to its Process Safety Management standards. In addition, DHS, the EPA, and the Bureau of Alcohol, Tobacco, Firearms and Explosives updated a joint chemical advisory on the safe storage, handling, and management of AN. While these actions may result in additional regulatory requirements or changes to our operators, it is difficult to predict at this time how these and any other possible regulations, if and when adopted, will affect our business, operations, liquidity or financial results.

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

Although greenhouse gas regulation could: increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as ammonia); potentially restrict access to or the use of certain raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. For instance, the EPA published a rule, known as the “Clean Power Plan,” to limit greenhouse gases from electric power plants. The EPA is currently reviewing the Clean Power Plan however, it could result in increased electricity costs due to increased requirements for use of alternative energy sources, and a decreased demand for coal-generated electricity.

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

The agreements relating to our debt, including the Indenture governing the Senior Secured Notes and the credit agreement governing our New Revolving Credit Facility Loan, limit but do not prohibit our ability to incur additional debt, including additional secured debt. Notwithstanding the fact that the Indenture governing the Senior Secured Notes and the credit agreement governing our New Revolving Credit Facility Loan limit our ability to incur additional debt or grant certain liens on our assets, the restrictions on the incurrence of additional indebtedness and liens are subject to a number of important qualifications and exceptions, and the additional indebtedness and liens incurred in compliance with these restrictions could be substantial. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Borrowings under our New Revolving Credit Facility Loan bear interest at a variable rate, which subjects us to interest rate risk and could cause our debt service obligations to increase.

All of our borrowings under our New Revolving Credit Facility Loan are at variable rates of interest and expose us to interest rate risk. If interest rates continue to increase, our debt service obligations on this variable rate indebtedness would increase even though the amount borrowed remained the same. Although we may enter into interest rate swaps to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

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

Approximately 28% of our employees are covered by collective bargaining agreements. We may not be able to renew our collective bargaining agreements on terms similar to current terms or renegotiate collective bargaining agreements on terms acceptable to us. The prolonged failure to renew or renegotiate a collective bargaining agreement could result in work stoppages. Additionally, if a collective bargaining agreement is negotiated at higher-than-anticipated cost, absorbing those costs or passing them through to customers in the form of higher prices may make us less competitive.

Risks Relating to Shareholders

An affiliate of Todd Boehly (“Boehly”) has significant influence over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

TLB-LSB, LLC (“TLB-LSB”), which is an affiliate of Boehly, beneficially owns, in the aggregate approximately 21% of our outstanding common stock as of December 31, 2023. Additionally, pursuant to the Board Representation and Standstill Agreement, as amended, TLB-LSB has certain board member nomination rights based on the size of our Board and its holdings. For as long as TLB-LSB continues to beneficially own a substantial percentage of the voting power of our outstanding common stock, Boehly and his affiliates will continue to have significant influence over us. For example, they will be able to strongly influence the election of all of the members of our Board and our business and affairs, including certain determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends.

Additionally, Boehly and his affiliates manage businesses across a range of industries and may acquire and hold interests in businesses that compete directly or indirectly with us. Boehly and his affiliates may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

We have authorized and unissued (including shares held in treasury) approximately 76.9 million shares of common stock and approximately 5.2 million shares of preferred stock as of December 31, 2023. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

The foregoing provisions and agreements may discourage a third-party tender offer, proxy contest, or other attempts to acquire control of us and could have the effect of making it more difficult to remove incumbent management. In addition, Boehly, through his affiliates, and the Golsen Holders have significant voting power and rights to designate board representatives, all of which may further discourage a third-party tender offer, proxy contest, or other attempts to acquire control of us.

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

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. Our Board has not made a decision whether or not to pay dividends on our common stock in 2024. In addition, there are certain limitations contained in our loan agreements that may limit our ability to pay dividends on our outstanding common stock.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements.” within the meaning of U.S. federal securities laws. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors, many of which are difficult to predict or outside of the Company’s control, which could cause actual results and performance of the Company to differ materially from those expressed in, or implied or projected by, such statements. Any such Forward-Looking Statements are not guarantees of future performance. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “could,” and similar expressions identify Forward-Looking Statements. Any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are difficult to predict and are generally outside the Company’s control, that could cause actual results to differ materially from those expressed in, or implied of projected by, such forward-looking statements. Forward-Looking Statements contained herein, and the associated risks, uncertainties, assumptions and other important factors include, but are not limited to, the following:

•
our ability to invest in projects that will generate the best returns for our stockholders;
•
our future liquidity outlook;
•
the outlook of our chemical products and related markets;
•
our ability to successfully leverage our existing business platform and portfolio of assets to produce low carbon products and execute our strategy to become a leader in the energy transition in the chemical industry;
•
the amount, timing and effect on the nitrogen market from current nitrogen expansion projects;
•
the effect from the lack of non-seasonal volume;
•
our belief that competition is based upon service, price, location of production and distribution sites, and product quality and performance;
•
the outlook for the industrial and mining industries;
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
•
annual natural gas requirements;
•
the development of the market and demand for low-carbon ammonia;
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
•
the impact of our repurchase program on our stock price and cash reserves:
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

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. Except to the extent required by law, we disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Defined Terms

The following is a list of terms used in this report.

AN	-	Ammonium nitrate.

ASC	-	Accounting Standard Codification.

Baytown Facility	-	The nitric acid production facility located in Baytown, Texas.

Board	-	The Board of Directors of the Company.

CEO	-	Chief Executive Officer.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Cherokee Nitrogen Co.	-	Cherokee Nitrogen Company (now merged into LSB Chemical, L.L.C.)

Covestro	-	Covestro LLC.

COVID-19	-	The novel coronavirus disease of 2019.

EDA	-	El Dorado Ammonia L.L.C. (now merged into LSB Chemical, L.L.C.).

EDC	-	El Dorado Chemical Company (now merged into LSB Chemical, L.L.C.).

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

EPA	-	The U.S. Environmental Protection Agency.

Eldridge	-	Eldridge Industries, L.L.C.
Exchange Agreement	-	A Securities Exchange Agreement between LSB Funding L.L.C. and affiliate of Eldridge Industries, L.L.C. and LSB.

FASB	-	Financial Accounting Standards Board.

February Report	-	WASDE report dated February 8, 2024.

Financial Covenant	-	Certain springing financial covenants associated with the loan.

GAAP	-	U.S. Generally Accepted Accounting Principles.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to LSB and EDC.

Golsen Holders	-	Jack E. Golsen, Barry H. Golsen and certain of their related parties, as defined in the Board Representation and Standstill Agreement, as amended.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

Indenture	-

The agreement governing the Senior Secured Notes, dated as of October 14, 2021, by and among LSB, the subsidiary guarantors which includes all of LSB’s consolidated subsidiaries named therein, and Wilmington Trust, National Association, a national banking association, as trustee and collateral agent.

J. Golsen	-	Jack E. Golsen.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations found in Item 7 of this report.

New Revolving Credit Facility	-

Our new secured revolving credit facility entered into during December 2023 which provides for a secured revolving credit facility in an initial maximum principal amount of up to $75 million, with an option to increase the maximum principal amount by up to $25 million (which amount is uncommitted).

NOL	-	Net Operating Loss.

Note	-	A note in the accompanying notes to the consolidated financial statements.

NPK	-	Compound fertilizer products which are a solid granular fertilizer product for which the nutrient content is a combination of nitrogen, phosphorus, and potassium.

Old Notes	-	The senior secured notes issued on April 28, 2018 with an interest rate of 9.625%, which were due to mature in May 2023 but were redeemed in October 2021.

PBRSU	-	Performance-based restricted stock unit.

PCC	-	Pryor Chemical Company (now merged into LSB Chemical, L.L.C.).

PP&E	-	Plant, property and equipment.

PPP	-	Paycheck Protection Program

Prior Revolving Credit Facility	-

Our prior secured revolving credit facility replaced during December 2023 by our New Secured Revolving Credit Facility. In connection with the closing of the New Revolving Credit Facility, all outstanding amounts under the Prior Revolving Credit Facility, were repaid in full and such facility and all commitments thereunder were terminated.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

RSU	-	Restricted stock unit.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2023	-	A secured financing arrangement between EDC and an affiliate of LSB Funding, which was repaid in April 2023.

Secured Financing Agreement due 2025	-	A secured financing arrangement between EDA and an affiliate of LSB Funding which matures in August 2025.

Secured Loan Agreement due 2025	-	A secured loan agreement between EDC and an affiliate of LSB Funding which matures in March 2025.

Senior Secured Notes	-	The senior secured notes issued on October 14, 2021 and March 8, 2022, with an interest rate of 6.25%, which mature in October 2028.

Series B Preferred	-	The Series B 12% cumulative convertible Class C Preferred stock.

Series D Preferred	-	The Series D 6% cumulative convertible Class C preferred stock.

Series E Redeemable Preferred	-	The 14% Series E Redeemable Preferred stock with participating rights and liquidating distributions based on a certain number of shares of our common stock.

Series F Redeemable Preferred	-	The Series F Redeemable Preferred stock with one share to vote as a single class on all matters with our common stock equal to 456,225 shares of our common stock.

SG&A	-	Selling, general and administrative expense.

Special Dividend	-	A stock split in the form of a common stock dividend declared by our Board in 2021.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonia nitrate.

USDA	-	United States Department of Agriculture.

WASDE	-	World Agricultural Supply and Demand Estimates Report.

West Fertilizer	-	West Fertilizer Company.

2005 Agreement	-	A death benefit agreement with Jack E. Golsen.

2016 Plan	-	The 2016 Long Term Incentive Plan.

2022 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2021 and ended in 2022 and primarily relates to corn planted and harvested in 2021.

2023 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2022 and will end in 2023 and primarily relates to corn planted and harvested in 2022.

2024 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2023 and will end in 2024 and primarily relates to corn planted and harvested in 2023.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to maintain the security, confidentiality, integrity, and availability of our business systems and commercially sensitive or confidential information. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems. We are also required to effect electronic transmissions with third parties including clients, vendors and others with whom we do business, and with our Board. We also recognize that, as we continue to increase our dependence on information technologies to conduct our operations the risks associated with cyber security also increase.

LSB utilizes an enterprise-wide risk management process to identify, assess and manage risks faced by our organization. The Company’s Enterprise Risk Management Committee (“ERM Committee”), is designated with the responsibility to direct our risk management program and to execute our risk management strategy, including cyber and technology risk. To protect our information systems and operations from risks and to execute our cyber strategy, we use various security processes and technology tools that help identify, investigate, assess, prevent, and resolve potential vulnerabilities and security incidents in a timely manner. These include, but are not limited to, detection, monitoring and reporting tools. Our team uses widely adopted methods and models to identify, prioritize and manage cyber and technology risks and develop related information security controls and safeguards. In partnership with third party advisors and consultants, we conduct regular reviews and tests of our program and leverage audits, penetration and vulnerability testing, cyber risk tabletops and security awareness trainings, and other cyber exercises to evaluate the effectiveness of our program and improve our security measures. Our information security policies are designed to address current applicable legal requirements and to align with recognized frameworks for cyber risk management. These standards cover physical, administrative, and technical controls and address a wide range of current cyber threats. These policies and standards are reviewed and updated on a regular basis in order to respond to the constantly changing threat landscape.

Governance

Our Board of Directors considers cybersecurity to be a business risk and oversees enterprise-wide risks through the Audit Committee. The Audit Committee is designated by the Board with the responsibility for monitoring and reporting on management’s cybersecurity and risk management processes. The ERM Committee is the management-entity designated by the Chief Executive Officer with the responsibility to direct and execute our risk governance and strategy, including cyber risk. This ERM Committee is composed of the Company’s Executive Vice Presidents and each of the Company’s Senior Vice Presidents. Our Senior Vice President and Treasurer chairs the ERM Committee. The Vice President for Information Technology (“IT”) leads the information security program, manages cyber governance and incident management. The Vice President of IT and the Director of Infrastructure and Security have over forty-five years of combined information technology experience and over a decade of cybersecurity experience. The ERM Committee and

Vice President for IT assess cyber risk and provide recommendations for management. The Chair of the ERM Committee and the Vice President for IT brief the Audit Committee regularly. These updates include an overview of cyber risk management activities, cyber threats, and key information security processes and mitigation efforts. The Chair of the Audit Committee provides regular reports to the Board of Directors on critical cyber risk and security topics presented to the Committee by management.

Incident Management

We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events. LSB maintains and tests an incident response plan that outlines steps for the containment, investigation of, response to and recovery from cyber events. The plan also includes information pertaining to roles, responsibilities, and reporting process. This plan is a part of our formal, enterprise-wide crisis management process, which outlines a communication plan with executive leadership as well as guidelines for communication with the Board of Directors. Although we make efforts to maintain the security and integrity of our information systems and technology operations, these systems are subject to the cyber risk of incident or disruption, and there can be no assurance that our security safeguards, and those of our third-party providers, will prevent incidents to our or our third-party providers’ systems that could adversely affect our business. For a discussion of these risks, see “Item 1A. Risk Factors—General Risk Factors.”

ITEM 2. PROPERTIES

The following table presents our significant properties for 2023:

Facility	El Dorado Facility	Cherokee Facility	Pryor Facility	Chemical Distribution Centers
Location	El Dorado, AR	Cherokee, AL	Pryor, OK	(A)
Plant Area (acres)	150	160	47
Site Area (acres)	1,400	1,300	104
Site Status	Owned	Owned	Owned	(A)
Annual Ammonia Production Capacity (tons) (E)	493,000 (B)	188,000 (C)	246,000 (D)

_____________________________

(A)
We distribute our agricultural products through 6 wholesale and retail distribution centers, with 5 of the centers located in Texas (all of which we own); and 1 center located in Missouri (owned).
(B)
The ammonia production capacity is based on 1,350 tons per day of production for the year.
(C)
The ammonia production capacity is based on 515 tons per day of production for the year.
(D)
The ammonia production capacity is based on 675 tons per day of production for the year.
(E)
Reflects production at full daily capacity throughout the entire year. There were no Turnarounds performed in 2023 at any of our facilities.

For 2023, our facilities produced approximately 816,000 tons of ammonia.

In addition, we currently lease the office space housing our headquarters in Oklahoma City, Oklahoma.

Most of our real property and equipment located at our chemical facilities are being used to secure our long-term debt. All of the properties utilized by our businesses are suitable and adequate to meet the current needs of that business and relate to domestic operations.

ITEM 3. LEGAL PROCEEDINGS

See Legal Matters under Note 7 – Commitments and Contingencies to the Consolidated Financial Statements included in this report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the New York Stock Exchange under the symbol “LXU.”

Stockholders

As of February 16, 2024, we had approximately 336 record holders of our common stock which was obtained from our transfer agent. This number does not include investors whose ownership is recorded in the name of their brokerage company.

Equity Compensation Plans

Discussions relating to our equity compensation plans under Item 12 of Part III are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 9, 2024.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. Our Board has not made a decision whether or not to pay dividends on our common stock in 2024.

Sale of Unregistered Securities

During 2023, we repurchased approximately 3.1 million shares at an average cost of $9.21 per share. During our fiscal quarter ended December 31, 2023, we repurchased approximately 1.2 million shares at an average cost of $8.64 per share.

The following table summarizes the Company’s purchase of its common stock for the year ended December 31, 2023:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
May 1 – May 31, 2023	1,173,778	$9.49	1,173,778	$138,855,631
June 1 – June 30, 2023	621,581	$9.77	621,581	132,781,963
July 1 – July 31, 2023	59,911	$9.78	59,911	132,195,998
August 1 – August 31, 2023	—	—	—	132,195,998
September 1 – September 30, 2023	—	—	—	132,195,998
October 1 - October 31, 2023	—	—	—	132,195,998
November 1 - November 30, 2023	934,867	8.50	934,867	124,249,670
December 1 - December 31, 2023	304,155	9.07	304,155	121,489,988
Total	3,094,292	$9.21	3,094,292

_____________________________

1.
In May 2023, our Board authorized a $150 million stock repurchase program. The stock repurchase program is discussed in Item 7. Management Discussion and Analysis – Liquidity and Capital Resources – Capitalization and in Note 1 – Summary of Significant Accounting Policies. The repurchase program does not have an expiration date and can be discontinued at any time.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data. Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

LSB is headquartered in Oklahoma City, Oklahoma and we manufacture and sell chemical products for the agricultural, mining, and industrial markets. We own and operate three multi plant facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma, and operate a facility on behalf of Covestro in Baytown, Texas. Our products are sold through distributors and directly to end customers, primarily throughout the U.S. and other parts of North America.

Key Operating Initiatives for 2024

We expect our future results of operations and financial condition to benefit from the following key initiatives:

•
Investing to improve Environmental, Health & Safety and Reliability at our Facilities while Supplying our Customers with Products of the Highest Quality.

▪
We believe that our operational progress over the past several years represents proof that high safety standards not only enable us to protect what matters, which is the well-being of our employees, but also translates into improved plant performance. In 2023 our Total Recordable Injury Rate was 0.33, a significant improvement from previous years. In 2024, we remain focused on our efforts to further the progress we have made with our safety programs to move closer to attaining zero injuries. We have been investing and plan to continue to invest additional capital at all three of our facilities during 2024 to build upon the success we have had in implementing enhanced safety programs during the last several years.
▪
We have multiple initiatives currently underway focused on continuing to improve the reliability of our plants as we advance towards our 95% ammonia on-stream operating rate goal and increase our production volumes of downstream products. Progress towards these goals would enable us to produce greater volumes of product for sale while lowering our unit cost of production thereby increasing our overall profitability. Additionally, our product quality program continues to focus on providing products to our customers that meet our quality standards.
•
Continue Broadening the Distribution and Optimization of our Product Mix. In January of 2023, we took over direct distribution of our Pryor facility’s UAN production, and in July 2023 we did the same for our Cherokee facility’s UAN production, following several years of working with third parties to sell the product. We believe that this, combined with continued expansion of our customer relationships, the robust market analysis capabilities we have developed, and the establishment of in-market tank storage and distribution terminals, will make us more effective in identifying and capitalizing on the most profitable distribution opportunities for our products. Additionally, we are advancing several capital improvement projects with the intention of increasing our sales volumes of higher value downstream products resulting in improvements in our overall profit margins.
•
Development of Low Carbon Ammonia and Clean Energy Projects. The reduction of greenhouse gas emissions, particularly related to carbon dioxide, has been and we expect will increasingly become a global environmental priority. Ammonia has continued to emerge as one of the more viable alternatives to serve as a hydrogen-based energy source for a variety of applications due to its higher energy density and ease of storage relative to hydrogen gas. Low-carbon ammonia can be used as a coal and natural gas substitute in power generation, a zero-carbon fuel in the maritime sector, and as a carbon free fertilizer. If ammonia were to be adopted for these and other energy needs globally, some studies have indicated that future demand could increase from current levels of global annual production of ammonia.

As a result, we are currently evaluating and developing projects that could enable us to become a producer and marketer of low-carbon ammonia and other derivative products. These include a low-carbon ammonia project at our El Dorado facility in collaboration with Lapis Energy, a low-carbon ammonia project on the Houston Ship Channel in conjunction with INPEX Corporation (“INPEX”), Air Liquide Group (“Air Liquide”) and Vopak Moda Houston LLC (“Vopak Moda”) and a green ammonia project at our Pryor Facility. Low-carbon ammonia is produced using natural gas and conventional processes but includes an additional stage where the carbon dioxide emissions are captured and permanently stored in deep underground rock formations. The resulting low carbon emission product, we believe, can be sold at a premium to power generation, marine, industrial, mining and agricultural customers seeking to reduce their carbon footprint and potentially capitalize on government incentives. Green ammonia is ammonia produced using renewable energy to power electrolyzers that extract hydrogen from water, resulting in zero-carbon production of ammonia, which we believe can also be sold at a premium to a variety of customers and industries around the world.

We believe we are well-positioned to capitalize on this opportunity and become a market leader given our potential to retrofit our existing plants, which we believe can reduce our time to market for low-carbon ammonia and also reduce the upfront capital expenditures necessary to enable us to produce this product. Additionally, we are collaborating with other energy-related companies to develop greenfield projects where we expect to mitigate risk through shared investment of capital as well as by negotiating potential offtake agreements from customers for the output of these plants.

•
Evaluate and Pursue Organic Capacity Expansion. We have been evaluating opportunities across all our facilities to increase production capacity through the implementation of several potential debottlenecking projects, particularly at our El Dorado facility. Initial feasibility studies have pointed to potentially attractive returns for some of these projects. However, given the current high-cost environment and limited resources, coupled with our outlook for moderating selling prices during 2024, we have elected to put the El Dorado expansion projects on hold for the current year and will reevaluate the prospects of moving forward with one or more of them in 2025.
•
We have several smaller, more near-term projects currently underway that we expect to enhance our profitability beginning in the second half of 2024 with relatively minimal capital investment. These projects include:
▪
Expansion of our urea capacity at our Pryor facility, to enable to use a portion of the facility’s ammonia output to upgrade to approximately 75,000 additional tons of UAN per year;
▪
Construction of 5,000 tons of additional nitric acid storage at our El Dorado facility to help us optimize our product sales mix; and
▪
Construction of additional AN solution storage and new AN solution rail loading capability at our El Dorado facility to significantly increase the volume of AN solution sales and increase product optionality at the site.
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

Recent Business Developments

Advanced Low-Carbon Ammonia Initiatives

In October 2023, we announced a collaboration with INPEX, Air Liquide and Vopak Moda to conduct a pre-FEED for the development of a large-scale, low-carbon ammonia production and export project on the Houston Ship Channel. If the development proceeds, the project’s first phase is targeted to produce more than 1.1 million metric tons per year of low-carbon ammonia by the end of 2027, with options for future production expansions.

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

The project partners will bring complementary expertise to the production, operation, storage and export for the advancement of low-carbon ammonia production in the US:

•
Air Liquide, a world leader in industrial gas production, and INPEX, Japan’s largest energy exploration and production company, would collaborate on low-carbon hydrogen production. Air Liquide would supply its Autothermal Reforming (“ATR”) technology, an ideal solution for large-scale hydrogen production projects, combined with its proprietary carbon capture technology. The combination of ATR technology with carbon capture aims to capture at least 95% of direct CO2 emissions from hydrogen production with approximately 1.6 million metric tons per year of CO2 captured and permanently sequestered from this project. Air Liquide would be responsible for onsite nitrogen and oxygen production, using its proprietary Air Separation Unit technology.
•
INPEX and LSB would collaborate on low-carbon ammonia production. We led the selection of KBR as the ammonia loop technology provider, and will lead the pre-FEED, engineering, procurement and construction of the facility. We would also be responsible for the day-to-day operation of the ammonia loop.
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
•
Vopak Moda currently operates ammonia storage and handling infrastructure from its Very Large Gas Carriers-capable deepwater berth located in the deepest part of the Houston Ship Channel. Vopak Moda will maintain its ownership of the existing infrastructure and plans to build additional storage capacity as required to handle the low-carbon ammonia production of the proposed new facility.

In May 2023, we entered into a non-binding memorandum of understanding (the "MOU") with Amogy Inc. (“Amogy”) aimed at developing the adoption of low-carbon ammonia as a marine fuel, initially for the U.S. inland waterways transportation sector. Through joint efforts, we and Amogy will focus on advancing the understanding, utilization, and advocacy of low-carbon ammonia as a sustainable fuel. Pursuant to the MOU, the companies will collaborate on the evaluation and development of a pilot program that integrates our low-carbon ammonia and Amogy’s ammonia-to-power solution. Upon successful completion of the evaluation and pilot program, the companies expect to further collaborate at a larger-scale, including exploration of opportunities for development of an end-to-end supply chain of low-carbon ammonia and deployment of Amogy technology across multiple applications, including maritime vessels. The evaluation and pilot program includes potential engagement with other parties across the ammonia value chain. We will also collaborate on various advocacy, education, and outreach efforts regarding the use of ammonia as a fuel.

In May 2022, we entered into agreements with Thyssenkrupp Uhde USA, LLC and Bloom Energy Corporation, to develop a project to produce approximately 30,000 metric tons of zero-carbon or “green” ammonia per year at our Pryor, Oklahoma facility. The green hydrogen produced from the electrolyzers could qualify for federal incentive programs such as the production and tax credit under Internal Revenue Code Section 45V. In November 2023, the uncertainty of the Internal Revenue Code Section 45V tax credits combined with the project’s current capital costs, caused us to place this project on hold. In December 2023, the 45V tax credit guidance was released requiring renewable electricity input consumption to be strictly matched to the hydrogen production output on an hourly basis. This requirement deems the design of our green ammonia project, as initially contemplated, economically unfeasible. We continue to have discussions with potential partners to redesign the project so that it qualifies for the recently released 45V tax credit guidance.

In April 2022, we entered into an agreement with Lapis Energy to develop a project to capture and permanently sequester CO2 at our El Dorado, Arkansas facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will invest the majority of the capital required for project development. The project is expected to be completed by 2025, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and permanently sequester more than 450,000 metric tons of CO2 per year in underground saline aquifers. The permanently sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured and pay us a fee for each ton of CO2 captured and permanently sequestered beginning in 2026. Once in operation, the sequestered CO2 is expected to reduce our scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering more than 450,000 metric tons of CO2 annually is expected to enable LSB to produce over 375,000 metric tons of low-carbon ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. In February 2023, we achieved a key milestone in the advancement of our low-carbon ammonia project at El Dorado by filing a pre-construction Class VI permit application with the U.S. Environmental Protection Agency (the “EPA”). The EPA recognized our application as complete in March 2023 and is currently in the review process.

Lower Product Selling Prices Partially Offset by Stronger Sales Volume

Sales volumes of our products increased in 2023 as compared to 2022 during which we performed Turnarounds on our Pryor, Oklahoma and El Dorado, Arkansas facilities while we had no significant Turnarounds during 2023. In 2024, we have Turnarounds planned to take place during the third quarter at our Pryor, Oklahoma and Cherokee, Alabama facilities.

With respect to our 2023 profitability, higher sales volumes were more than offset by the impact of lower selling prices relative to the very high pricing levels of 2022. The decline in fertilizer prices was the result of a variety of domestic and international factors. A key factor in the weakening of nitrogen fertilizer prices through the first half of 2023 was the decline in natural gas costs in Europe. Natural gas is the primary feedstock for the production of ammonia. Natural gas prices in Europe dropped due to a reduction in demand primarily related to warmer than expected temperatures throughout Europe during the 2023 winter combined with ample supply and high storage inventories resulting from imports of liquified natural gas from the U.S. After having production largely curtailed for much of 2022, lower natural gas costs enabled a majority of European ammonia facilities to resume operations over the course of 2023, increasing global supply for nitrogen products. With that said, natural gas costs in Europe remain higher than those in the U.S. and European operators remain the high cost, or marginal producers, with production costs at levels above those in the U.S.

A slowdown in Far East Asian industrial activity combined with lower demand for phosphate products also contributed to lower nitrogen prices during 2023. Ammonia is a feedstock for various downstream chemicals that are produced in Asia, such as caprolactam and acrylonitrile, and markets for these products continue to be weak, resulting in reduced ammonia demand.

Nitrogen pricing increased during the second half of 2023, rebounding from July lows, driven by a combination of global factors including production outages at several large international ammonia plants, low inventory levels as a result of de-stocking throughout the nitrogen distribution channel, and the delayed start-up of new production capacity. During 2024, we expect ammonia pricing to moderate from late-2023 levels for a variety of reasons, including: heavy ammonia application by U.S. farmers during the Fall of 2023; natural gas prices in Europe are currently near their lowest levels since 2021 and appear unlikely to rise significantly in the coming months; and global industrial sector demand for nitrogen products remains depressed. Upside to our 2024 pricing expectations could be driven by a variety of factors, including: an increase in energy prices, various global geopolitical disruptions to trade flows, a strengthening industrial environment in China, delays in new production capacity coming online and supportive weather dynamics.

We believe that while prices for ammonia are anticipated to moderate, prices for other nitrogen products such as urea and UAN could see improvements due to Chinese urea export limitations in the first half of 2024, which should support urea prices and indirectly support UAN prices through the Spring 2024 planting season. Fertilizer prices, however, should remain attractive to retailers and farmers during the 2024 planting season which, combined with anticipated high planting levels in the U.S., should lead to healthy demand for nitrogen fertilizers. Additionally, we believe that corn prices will remain at a level that will further support demand for fertilizers during 2024.

Despite global economic challenges, our industrial business has been solid and demand for our products is steady, supported by the resilience of the U.S. economy. Nitric acid demand has remained stable as global producers have shifted production from international facilities to their U.S. operations in order to take advantage of lower domestic input costs. Demand for AN for use in mining applications is steady due to attractive market fundamentals for quarrying and aggregate production and U.S. metals offsetting any reductions resulting from lower coal production. While economic concerns persist, we believe that we have a meaningful degree of downside protection from the potential impacts of a recession given our diverse customer base, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

See a more detailed discussion below under “Key Industry Factors.”

Key Industry Factors

Supply and Demand

Fertilizer. The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports. Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics. These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

From a farmers’ perspective, the demand for fertilizer is affected by the aggregate crop planting decisions and farm economics, weather and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors such as their financial resources, soil conditions, weather patterns and the types of crops planted.

Additionally, changes in corn prices and those of soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year, and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely effecting prices.

According to the February Report, farmers planted approximately 94.6 million acres of corn in 2023, up 7% compared to the 2022 planting season. According to the February Report, the USDA estimates the U.S. ending stocks for the 2023 Harvest will be approximately 55 million metric tons, an almost 60% increase from the 2022 Harvest. The USDA also raised the expected yield for the 2023 Harvest, up approximately 2% from a year ago.

The following February 2024 estimates are associated with the corn market:

	2024 Crop	2023 Crop		2022 Crop
	(2023 Harvest)	(2022 Harvest)	Percentage	(2021 Harvest)	Percentage
	February Report (1)	February Report (1)	Change (2)	February Report (1)	Change (3)
U.S. Area Planted (Million acres)	94.6	88.2	7.3%	92.9	1.8%
U.S. Yield per Acre (Bushels)	177.3	173.4	2.2%	176.7	0.3%
U.S. Production (Million bushels)	15,342	13,651	12.4%	15,018	2.2%
U.S. Ending Stocks (Million metric tons)	55.2	34.6	59.5%	35.0	57.7%
World Ending Stocks (Million metric tons)	322.1	300.3	7.3%	310.5	3.7%

_____________________________

(1)
Information obtained from WASDE report dated February 8, 2024 (“February Report”) for the 2023/2024 (“2024 Crop”), 2022/2023 (“2023 Crop”) and 2021/2022 (“2022 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
(2)
Represents the percentage change between the 2024 Crop amounts compared to the 2023 Crop amounts.
(3)
Represents the percentage change between the 2024 Crop amounts compared to the 2022 Crop amounts.

According to the February Report, the USDA corn outlook for the U.S. is for lower food, seed, and industrial use and larger ending stocks. Corn used for glucose and dextrose was reduced 10 million bushels based on indicated usage to date. With no other use changes, U.S. corn ending stocks are up 10 million bushels from the previous month report. From a demand perspective, we believe that corn prices will remain at a level that will further support demand for fertilizers during 2024.

Industrial and Mining Products. Our industrial products sales volumes are dependent upon general economic conditions primarily in the housing, automotive, and paper industries. According to the American Chemistry Council, the U.S. economic indicators will remain mostly unchanged year over year in 2024 before ramping up to a growth rate of 3%–4% annually in 2025–2026. Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Our mining products are LDAN and AN solution, which are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining and to a lesser extent, for coal. Demand for AN for use in mining applications is robust due to attractive market fundamentals for quarrying and aggregate production and U.S. metals.

While economic concerns persist for 2024, we believe that for both our industrial and mining products we have a meaningful degree of downside protection from the potential impacts of a recession given the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

Natural Gas Prices

Natural gas is the primary resource for conversion and manufacturing production of our nitrogen products. In recent years, U.S. natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which has reduced and stabilized natural gas prices, providing North America with a cost advantage over certain imports. As a result, our competitive position and that of other North American nitrogen fertilizer producers has been positively affected.

We historically have purchased natural gas either on the spot market, through forward purchase contracts, or a combination of both and have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems. As of December 31, 2023, we do not have any natural gas forward contacts outstanding. The following table shows the annual volume of natural gas we purchased and the average cost per MMBtu:

	2023	2022
Natural gas volumes (MMBtu in millions)	29.8	27.8
Natural gas average cost per MMBtu	$4.16	$6.58

Transportation Costs

Costs for transporting nitrogen-based products can be significant relative to their selling price. We continue to evaluate the recent rising costs of freight domestically. As a result of increases in demand for available rail, truck and barge options to transport product, primarily during the spring and fall planting seasons, higher transportation costs have and could continue to impact our margins, where we are unable to fully pass through these costs to our customers. Additionally, continued truck driver shortages could impact our ability to fulfill customer demand. As a result, we continue to evaluate supply chain efficiencies to reduce or counter the impact of higher logistics costs.

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

Our Cherokee Facility is currently on a three-year ammonia plant Turnaround cycle with the next ammonia plant Turnaround planned in the third quarter of 2024. Our El Dorado Facility is currently on a three-year ammonia plant Turnaround cycle with the next ammonia plant Turnaround planned in the third quarter of 2025. Our Pryor Facility is currently on a two-year ammonia plant Turnaround cycle with the next ammonia plant Turnaround planned in the third quarter of 2024.

Ammonia Production

Ammonia is the basic product used to produce all of our upgraded products. The ammonia production rates of our plants affect the total cost per ton of each product produced and the overall sales of our products.

Total ammonia production in 2023 was 816,000 tons. For 2024, we are targeting total ammonia production of approximately 790,000 tons to 810,000 tons. Ammonia production is expected to be lower in 2024 as a result of planned Turnaround activities at the Pryor Facility and the Cherokee Facility in the second half of the year.

We believe that our focus on continuous improvement in reliability as discussed in our key operating initiatives underscores our focused goal of achieving a 95% ammonia on-stream operating rate goal and increasing our production volumes of downstream products.

Forward Sales Contracts

In certain instances, we may use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that are agreed upon, with dates typically occurring within 12 months. We use this program to varying degrees during the year depending on market conditions and our view of changing price environments. Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

Consolidated Results for 2023

Our consolidated net sales for 2023 were $593.7 million compared to $901.7 million for 2022. Our consolidated operating income for 2023 was $51.8 million compared to $308.4 million for 2022. The items affecting our operating results are discussed below and under “Results of Operations.”

Items Affecting Comparability of Results

Selling Prices

Our 2023 average selling prices for our ammonia, AN & Nitric Acid, and UAN decreased compared to 2022. As discussed above under “Recent Business Developments,” declining European natural gas prices resulted in ammonia production costs in Europe declining substantially, translating into increased global supply and lower selling prices for ammonia and ammonia derivative fertilizers.

Our 2023 average industrial selling prices for most of our products were also lower compared to the same period of 2022, primarily driven by the $655 per metric ton decrease in the average annual Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Other Income from Railcar Sublease

During 2023, we subleased on a short-term basis certain railcars and recognized the corresponding revenue as a component of "Other (income) expense, net" in our consolidated statement of operations, which we discuss in Note 14 – Leases.

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

Settlement of Life Insurance (2022 only)

In the second quarter of 2022, we recognized a $3.0 million settlement on our company owned life insurance resulting from the approval by our insurer of a death benefit relating to the death of J. Golsen as discussed in Note 10 – Employee Savings and Stock Purchase Plans, Collective Bargaining Agreements and Executive Benefit Agreement. Upon receipt of the settlement, we paid $2.5 million to the designated beneficiary pursuant to a death benefit agreement with J. Golsen. The amount paid was accrued prior to 2022.

Turnaround Activities (2022 only)

When a Turnaround is performed, overall results for the period are negatively impacted. This impact includes lost contribution margin from lost sales, lost fixed cost absorption from lower production, and increased costs associated with repairs and maintenance. No ammonia plant Turnarounds were performed at any of our facilities during 2023. The effects of our ammonia plant Turnaround activity during 2022, excluding the impacts on downstream production from lost ammonia, are shown below and do not reflect all Turnaround activity during 2022:

		Turnaround	Turnaround Expense	Estimated Lost Production
Facility	Related Period	Downtime	(In Thousands)	(In Tons)
El Dorado	3rd Quarter 2022	27 days	$8,414	36,000
Pryor	3rd & 4th Quarter 2022	38 days	14,952	26,000
			$23,366	62,000

Results of Operations

The following Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2023 and 2022 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A. You should carefully review and consider the information in the MD&A of our 2022 Form 10-K, filed with the SEC on February 23, 2023 for an understanding of our results of operations and liquidity discussions and analysis comparing 2022 to 2021.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table contains certain financial information:

				Percentage
	2023	2022	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$221,818	$315,679	$(93,861)	(30)%
Urea ammonium nitrate (UAN)	154,206	239,463	(85,257)	(36)%
Ammonia	166,581	284,005	(117,424)	(41)%
Other	51,104	62,564	(11,460)	(18)%
Total net sales	$593,709	$901,711	$(308,002)	(34)%

Gross profit:
Adjusted gross profit (1)	157,075	444,384	(287,309)	(65)%
Depreciation and amortization (2)	(68,385)	(66,782)	(1,603)	2%
Turnaround expense	(2,430)	(29,235)	26,805	N/M
Total gross profit	86,260	348,367	(262,107)	(75)%
Selling, general and administrative expense	36,580	39,428	(2,848)	(7)%
Other (income) expense, net	(2,097)	561	(2,658)	(474)%
Operating income	51,777	308,378	(256,601)	(83)%
Interest expense, net	41,136	46,827	(5,691)	(12)%
(Gain) loss on extinguishments of debt	(8,644)	113	(8,757)	N/M
Non-operating other income, net	(14,611)	(8,083)	(6,528)	81%
Provision for income taxes	5,973	39,174	(33,201)	N/M
Net income	$27,923	$230,347	$(202,424)	(88)%

Other information:
Gross profit percentage (3)	14.5%	38.6%	(24.1)%
Adjusted gross profit percentage (3)	26.5%	49.3%	(22.8)%
Property, plant and equipment expenditures	$67,603	$45,833	$21,770	48%

_____________________________

N/M Not meaningful.

(1)
Represents a non-GAAP measure. The amounts exclude unallocated depreciation and amortization and Turnaround expenses which we believe are not reflective of our operating performance in a given period.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

				Percentage
Product (tons sold)	2023	2022	Change	Change
AN & Nitric Acid	528,895	589,081	(60,186)	(10)%
Urea ammonium nitrate (UAN)	483,139	448,978	34,161	8%
Ammonia	375,478	276,176	99,302	36%
Total	1,387,512	1,314,235	73,277	6%

				Percentage
Gross Average Selling Prices (price per ton)	2023	2022	Change	Change
AN & Nitric Acid	$419	$536	$(117)	(22)%
Urea ammonium nitrate (UAN)	$319	$533	$(214)	(40)%
Ammonia	$444	$1,028	$(584)	(57)%

				Percentage
Average Benchmark Prices (price per ton)	2023	2022	Change	Change
Tampa Ammonia Benchmark	$510	$1,165	$(655)	(56)%
NOLA UAN	$263	$535	$(272)	(51)%

Net Sales

As noted in the table above, we recorded net sales of $593.7 million in 2023, compared to $901.7 million for the same period in 2022, or a $308.0 million reduction. Net sales of our primary products decreased during 2023 compared to 2022 driven by the impact of lower selling prices relative to 2022 for all of our products and lower AN and acids sales volumes. Partially offsetting weaker pricing was an increase in sales volume of agricultural products driven largely by stronger production at our facilities as we returned to a typical level of planned maintenance activities compared to 2022 and also reflecting the investments made in plant reliability over the past several years.

Demand for our industrial and mining products remains stable despite growing global recessionary forces. Our contractual agreements with industrial customers that specify minimum volumes and our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand.

Gross Profit

As noted in the table above, we recognized a gross profit of $86.3 million for 2023 compared to $348.4 million for the same period in 2022, or a $262.1 million reduction. Overall, our gross profit percentage was 15% for 2023 compared to 39% for 2022. Our adjusted gross profit percentage decreased to 27% for 2023 from 49% for 2022.

The decrease in gross profit was primarily driven by lower sales prices for our products partially offset by higher volumes for our agricultural products and lower natural gas costs during 2023 compared to 2022. Gross profit was also negatively impacted by higher natural gas costs in our beginning inventory produced and higher plant fixed costs.

Selling, General and Administrative

Our SG&A expenses were $36.6 million for 2023, a decrease of $2.8 million compared to the same period in 2022. The net decrease was primarily driven by higher costs in the prior year of approximately $2.2 million of expense relating to nonrecurring transaction fees and $2.7 million in other professional fees, depreciation and amortization and other miscellaneous expenses partially offset by an increase for compensation and benefits related items in the current year of $2.0 million.

Other (Income) Expense, net

Other income, net for 2023, primarily relates to rental income we received on railcar subleases (discussed in Note 14 – Leases) partially offset by asset write-downs related to disposals, abandonment and impairment.

Interest Expense, net

Interest expense for 2023 was $41.1 million compared to $46.8 million for 2022. The decrease was driven by the repurchase of $125.0 million in principal value of Senior Secured Notes during the second quarter of 2023, a lower outstanding principal balance on our Secured Financing due 2025 and the reversal of damages accrued from a previous judgment awarded to Global in the litigation discussed in Note 7 – Commitments and Contingencies, which included an interest component.

Gain on Extinguishment of Debt

During the second quarter of 2023, we repurchased $125.0 million of our Senior Secured Notes through open market transactions for approximately $114.3 million. As a result, we recognized a gain on extinguishment of debt net of issuance costs of approximately $8.6 million.

Non-operating Other Income, net

Non-operating other income for 2023 was $14.6 million, primarily relating to interest income from our short-term investments. For the same period of 2022, we had non-operating other income of $8.1 million, primarily relating to a $3.0 million recognized settlement on our company owned life insurance resulting from a death benefit from an insurer relating to the death of J. Golsen as discussed in Note 10 – Employee Savings and Stock Purchase Plans, Collective Bargaining Agreements and Executive Benefit Agreement and approximately $5.3 million in interest income primarily from our short-term investments.

Provision for Income Taxes

The provision for income taxes for 2023 was $6.0 million compared to $39.2 million for 2022. The resulting effective tax rate for 2023 was 17.7% on pre-tax income compared to 14.6% for 2022 on pre-tax income. For 2023, the effective tax rate is less than the statutory rate primarily due to the impact of state tax law changes and the remeasurement of state deferred balances. For 2022, the effective tax rate is less than the statutory rate primarily due to the impact of valuation allowances releases. Also see discussion in Note 6 – Income Taxes.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for 2023 and 2022:

	2023	2022	Change
	(In Thousands)
Net cash flows - operating activities	$137,521	$345,654	$(208,133)

Net cash flows - investing activities	$57,400	$(369,735)	$427,135

Net cash flows - financing activities	$(157,658)	$5,706	$(163,364)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $137.5 million for 2023 compared to $345.7 million for 2022, a decrease of $208.1 million. The decrease was a result of a reduction in net sales partially offset by lower cost of sales, higher interest income from short term investments, sublease income received in the current year, and working capital changes.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $57.4 million for 2023 compared to $369.7 million used for 2022, a change of $427.1 million.

For 2023, the net cash provided primarily relates to proceeds from maturities of short-term investments of $389.9 million, partially offset by purchases of short-term investments of $264.4 million and expenditures for PP&E of $67.6 million.

For 2022, net cash used primarily relates to purchases of short-term investments of $486.1 million and expenditures for PP&E of $45.8 million partially offset by short-term investment maturities of $158.9 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $157.7 million for 2023 compared to $5.7 million provided in 2022, a change of $163.4 million.

For 2023, the net cash used primarily consists of repurchases of our 6.25% Senior Secured Notes of $114.3, payments on other long-term debt and short-term financing of $30.1 million, payments of $28.3 million for the purchase of treasury stock and other payments of $2.8 million partially offset by proceeds from short-term financing of $17.8 million.

For 2022, net cash provided primarily consists of proceeds of $200 million from the New Notes and $20.1 million from short-term financing partially offset by payments of $179.0 million for the purchase of treasury stock, payments of $30.5 million on other long-term debt and short-term financing, and payments of $4.9 million for debt-related costs.

Capitalization

The following is our total current cash, cash equivalents and short-term investments long-term debt and stockholders’ equity:

	December 31,
	2023	2022
	(In Millions)
Cash and cash equivalents	$98.5	$63.8
Short-term investments	207.4	330.6
Total cash, cash equivalents and short-term investments	$305.9	$394.4

Revolving credit facility and long-term debt:
New Revolving Credit Facility	$—	$—
Prior Revolving Credit Facility	—	—
Senior Secured Notes due 2028 (1)	575.0	700.0
Secured Financing Agreement due 2025	14.1	19.3
Secured Financing due 2023	—	4.2
Finance Leases	1.0	1.1
Unamortized debt issuance costs (2)	(8.4)	(12.3)
Total long-term debt, including current portion, net	$581.7	$712.3
Total stockholders' equity	$518.3	$515.9

_____________________________

(1)
See discussion below under “Loan Agreements" relating to the debt agreement.
(2)
Debt issuance costs of approximately $0.5 million relating to our New Revolving Credit Facility are not included in Unamortized discount and debt issuance cost. They are included in our consolidated balance sheet in Intangible and other assets, net.

Credit Facility – On December 21, 2023, we entered into a secured revolving credit facility (the “New Revolving Credit Facility”) with the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent. The New Revolving Credit Facility provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the New Revolving Credit Facility is subject to a borrowing base and is subject to an availability block of $7.5 million which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions) (the “Availability Block”). The New Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of the closing of the New Revolving Credit Facility, no amounts were drawn by us. The facility remains undrawn as of December 31, 2023, while availability under the facility was $44.5 million on that date. See Note 5 for further discussion on the facility. In connection with the entry into the New Revolving Credit Facility, effective as of December 21, 2023, we satisfied and discharged all obligations under, and terminated all commitments under, our then existing $65 million secured revolving credit facility (the “Prior Revolving Credit Facility”) except for obligations expressly contemplated to survive payment of the obligations thereunder (including certain existing letters of credit and bank product obligations, all of which were fully cash collateralized at the closing of the New Revolving Credit Facility using cash on hand by us.). We incurred no termination penalties in connection with the early termination of the Prior Revolving Credit Facility.

The New Revolving Credit Facility contains a financial covenant (the “Financial Covenant”), which requires that, solely if we elect to remove the Availability Block, then the Borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The Financial Covenant, if triggered, is tested monthly. The Financial Covenant was not triggered as of December 31, 2023.

Senior Secured Notes due 2028 – LSB has $575 million outstanding in aggregate principal amount of the Senior Secured Notes, which originated from the issuance at par of two tranches of $500 million and $200 million in aggregate principal of such notes in October 2021 and March 2022, respectively. During the second quarter of 2023 we repurchased $125 million in principal amount of our Senior Secured Notes for approximately $114.3 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $8.6 million. The Senior Secured Notes have an interest rate of 6.25%, to be paid semiannually in arrears on May 15th and October 15th, and matures on October 15, 2028.

Secured Financing due 2025 – El Dorado Ammonia L.L.C. (“EDA”) is party to a $30 million secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Finance leases – Our finance leases consist primarily of leases on railcars. Most of our railcar leases are classified as operating leases.

Capital Expenditures – Our capital expenditures during 2023 relating to PP&E were $67.6 million. The capital expenditures were funded primarily from cash and working capital. We expect capital expenditures to be approximately $60 million to $80 million for 2024.

Liquidity – We believe that the combination of our cash and cash equivalents, short-term investments, the availability on our New Revolving Credit Facility and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

As of December 31, 2023, we have approximately $305.9 million of cash and short-term investments. Our capital allocation strategy includes, from time to time, seeking to deploy capital through additional share repurchases or the retirement or purchase of outstanding debt. Such repurchases, those of which we describe below for 2023, may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Equity and debt repurchases – In May 2023, our Board authorized a $150 million stock repurchase program. The program is intended as a means to maximize shareholder value by returning capital to shareholders. Under the repurchase program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be made pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the SEC. The repurchase program does not obligate us to purchase any particular number or type of securities. During 2023, we repurchased approximately 3.1 million shares of common stock at an average cost of $9.21 per share for a total of $28.5 million. During our fiscal quarter ended December 31, 2023, we repurchased approximately 1.2 million shares at an average cost of $8.64 per share. Total repurchase authority remaining under the repurchase program was $121 million as of December 31, 2023. The repurchase program may be suspended, terminated or modified at any time for any reason.

During 2023, we repurchased $125 million in principal value of our Senior Secured Notes for approximately $114.3 million. The debt repurchase was intended as a means to deleverage our balance sheet and reduce future interest costs while maintaining a balanced capital allocation strategy that provides an appropriate level of liquidity to fund our operations and future growth opportunities.

Expenses Associated with Environmental Regulatory Compliance

We are subject to numerous federal, state and local laws and regulations, including matters regarding environmental, health and safety matters. As a result, we incurred expenses of $4.3 million in 2023 in connection with environmental projects, compared with $3.9 million in 2022. For 2024, we expect to incur expenses ranging from $3.9 million to $4.5 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

Dividends

See discussions under Note 1 – Summary of Significant Accounting Policies regarding the common stock Special Dividend completed in 2021.

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. Our Board has not made a decision whether or not to pay dividends on our common stock in 2024.

See discussion under Note 11 – Related Party Transactions regarding the conversion and payment of the accumulated dividends during 2021 relating to the Series D 6% cumulative convertible Class C preferred stock (the “Series D Preferred”) and Series B 12% cumulative convertible Class C Preferred Stock (the “Series B Preferred”).

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2023, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2024.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

As of December 31, 2023 our aggregate contractual obligations are summarized in the following table:

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2024	2025	2026	2027	2028	Thereafter
		(In Thousands)
Long-term debt:
Senior Secured Notes	$575,000	$—	$—	$—	$—	$575,000	$—
Secured financing and finance leases	15,086	5,847	8,809	180	125	73	52
Total long-term debt	590,086	5,847	8,809	180	125	575,073	52
Interest payments on long-term debt (1)	163,254	37,027	36,340	35,961	35,950	17,975	1
Operating leases	29,562	10,443	6,526	4,147	2,993	1,661	3,792
Natural gas pipeline commitment (2)	1,620	720	720	180	—	—	—
Other contractual obligations	7,365	2,596	2,388	1,567	163	163	488
Total	$791,887	$56,633	$54,783	$42,035	$39,231	$594,872	$4,333

_____________________________

(1)
The estimated interest payments are all based on fixed interest rates. As of December 31, 2023, we do not have any outstanding borrowings based on variable interest rates.
(2)
Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.

New Accounting Pronouncements

Refer to Note 1 – Summary of Significant Accounting Policies for recently adopted and issued accounting standards.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values. It is reasonably possible that the estimates and assumptions utilized as of December 31, 2023, could change in the near term. The more critical areas of financial reporting affected by management's judgment, estimates and assumptions include the following:

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

We are involved in various legal matters that require management to make estimates and assumptions as discussed in Note 7.

It is reasonably possible that the actual costs could be significantly different than our estimates.

Regulatory Compliance – As discussed under “Government Laws and Regulations” in Item 1 of this report, we are subject to numerous federal, state, and local laws and regulations, including matters regarding environmental, health and safety matters. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility. However, certain conditions exist which may result in a loss, but which will only be resolved when future events occur relating to these matters. We are involved in various environmental matters that require management to make estimates and assumptions, including matters discussed in Note 7 – Commitments and Contingencies. As of December 31, 2023 and 2022, liabilities totaling $0.4 million and $0.5 million, respectively, have been accrued relating to these matters. It is also reasonably possible that the estimates and assumptions utilized as of December 31, 2023 could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Income Tax – As discussed under “Income Taxes” in Note 1 – Summary of Significant Accounting Policies and in Note 6 – Income Taxes, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Significant judgment is applied in evaluating the need for and the magnitude of appropriate valuation allowances against deferred tax assets. As of December 31, 2023 and 2022, our valuation allowance on deferred tax assets was $15.2 million and $14.9 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

Our results of operations and operating cash flows are affected by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. As of December 31, 2023, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. As of December 31, 2023, we had no outstanding natural gas contracts.

Interest Rate Risk

We are exposed to variable interest rate risk with respect to our New Revolving Credit Facility. As of December 31, 2023, we had no outstanding borrowings on the New Revolving Credit Facility and no other variable rate borrowings.

We have a substantial amount of short-term investments in treasury securities. As these securities mature, to the extent that the proceeds are not required to fund operations, we may roll the funds over by purchasing additional securities. When interest rates fluctuate, there is no assurance that future purchases of short term debt instruments will provide similar yields to the yields of those that have matured.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, LSB Industries, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated March 6, 2024 expressed an unqualified opinion thereon.

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

March 6, 2024

ITEM 9B. OTHER INFORMATION

Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

During our fiscal quarter ended December 31, 2023, one of our directors (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into a contract, instruction or written plan for the purchase or sale of our securities that is intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to this contract, instruction, and written plan as a “Rule 10b5-1 trading plan.” We describe the material terms of this Rule 10b5-1 trading plan below.

John P. Burns, Executive Vice President – Manufacturing

On December 8, 2023, John P. Burns, our Executive Vice President – Manufacturing, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. Burns, acting through a broker, may sell up to an aggregate of 66,486 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. The total vested and unvested common shares held by Mr. Burns currently is 197,771. Sales of shares under the plan may only occur from March 8, 2024 to September 8, 2024. The plan is scheduled to terminate on September 8, 2024, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Burns or the broker, or as otherwise provided in the plan.

Lynn F. White, Member Board of Directors

On November 9, 2023, Lynn F. White, a member of our board of directors, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. White, acting through a broker, may sell up to an aggregate of 40,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock in certain trust's which he is trustee over. The total vested common shares held by Mr. White 205,653. Sales of shares under the plan may only occur from February 8, 2024 to November 8, 2024. The plan is scheduled to terminate on November 8, 2024, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. White or the broker, or as otherwise provided in the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

Item 10, Item 11, Item 12, Item 13 and Item 14 are incorporated by reference to our definitive proxy statement which we intend to file with the SEC on or before April 9, 2024.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedule

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts	F-29

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on Form S-3 filed on November 16, 2021

3(ii).1	Second Amended and Restated Bylaws of LSB Industries, Inc., dated July 19, 2021	Exhibit 3.1 to the Company’s Form 8-K filed July 19, 2021

4.1	Specimen Certificate for the Company’s Common Stock	Exhibit 4.3 to the Company’s Registration Statement on Form S-3 ASR filed November 16, 2012

4.2	Amended and Restated Section 382 Rights Agreement, dated as of August 22, 2023, between LSB Industries, Inc. and Computershare Trust Company, N.A., as rights agent	Exhibit 4.1 to the Company’s Form 8-K filed August 25, 2023

4.3

Intercreditor Agreement, dated August 7, 2013, by and among Wells Fargo Capital Finance, Inc., as agent and UMB Bank, n.a., as collateral agent, and acknowledged and agreed to by LSB Industries, Inc. and the other grantors named therein

Exhibit 99.1 to the Company’s Form 8-K filed August 14, 2013

4.4	Indenture, dated as of October 14, 2021, among LSB Industries, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 to the Company’s Form 8-K filed October 15, 2021

4.5	Form of 6.250% Senior Secured Notes due 2028 (included in Exhibit 4.4).	Exhibit 4.2 to the Company’s Form 8-K filed October 15, 2021

4.6(a)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.17(a) to the Company’s Form 10-K filed February 24, 2022

10.1*	LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 4.8 to the Company’s Form S-8 filed June 28, 2016

10.2*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Stock Option Agreement	Exhibit 4.9 to the Company’s Form S-8 filed June 28, 2016

10.3*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Unit Agreement (Director Award)	Exhibit 4.10 to the Company’s Form S-8 filed June 28, 2016

10.4*	Form of LSB Industries, Inc. 2016 Long Term Incentive Plan Restricted Stock Agreement	Exhibit 4.11 to the Company’s Form S-8 filed June 28, 2016

10.5*	Form of Time-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.4 to the Company’s Form 8-K filed January 3, 2019

10.6*	Form of Performance-Based Restricted Stock Agreement of LSB Industries, Inc.	Exhibit 10.5 to the Company’s Form 8-K filed January 3, 2019

10.7*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Mark T. Behrman	Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2019

10.8*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.3 to the Company’s Form 8-K filed January 3, 2019

10.9*	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Cheryl Maguire	Exhibit 10.2 to the Company’s Form 8-K filed January 3, 2019

10.10*	Employment Agreement, dated December 20, 2019 and to be effective not later than February 3, 2020, between LSB Industries, Inc. and John Burns	Exhibit 10.30 to the Company’s Form 10-K filed February 25, 2019

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.11*	Severance and Change in Control Agreement, dated April 6, 2020, between LSB Industries, Inc. and Kristy Carver	Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2020

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

10.18	Second Amendment to Ammonia Purchase and Sale Agreement Between Koch Fertilizer, LLC and El Dorado Chemical Company, dated as of September 30, 2019	Exhibit 10.1 to the Company’s Form 10-Q filed October 29, 2019 CERTAIN CONFIDENTIAL INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

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

Exhibit 10.1 to the Company’s Form 8-K filed April 20, 2018

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

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

10.33

Consent and Fifth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of March 2, 2022, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors

Exhibit 10.1 to the Company’s Form 8-K filed March 3, 2022

10.34

Sixth Amendment to Third Amended and Restated Loan and Security Agreement, dated as of May 26, 2023, by and among Wells Fargo Capital Finance, LLC, as the arranger and administrative agent, the lenders party thereto, LSB Industries, Inc. and its subsidiaries identified on the signature pages thereto as borrowers and the Company’s subsidiaries identified on the signature pages thereto as guarantors

Exhibit 10.1 to the Company’s Form 10-Q filed on July 27, 2023

10.35

Joinder Agreement to Intercreditor Agreement, dated November 9, 2015, by and among LSB Funding LLC, Wells Fargo Capital Finance, Inc., as ABL Agent, UMB Bank, N.A., as Notes Agent, LSB Industries, Inc. and the guarantors party thereto

Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015

10.36

Amendment No. 1 to Intercreditor Agreement, dated as of April 25, 2018, among Wells Fargo Capital Finance, LLC, UMB Bank, n.a. and Wilmington Trust, National Association, and acknowledged by LSB Industries, Inc. and the subsidiary guarantors party thereto.

Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2018

10.37	Joinder Agreement to Intercreditor Agreement, dated as of December 21, 2023, by JPMorgan Chase Bank, N.A., as New ABL Agent, and acknowledged by Wells Fargo	Exhibit 10.3 to the Company’s Form 8-K filed December 26, 2023

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

Capital Finance, LLC, as Existing ABL Agent, Wilmington Trust, National Association, as Notes Agent, LSB Industries, Inc. and the subsidiary guarantors party thereto.

10.38	Joinder Agreement to Security Agreement, dated November 9, 2015, by and among LSB Funding LLC, UMB Bank, N.A., as Collateral Agent, LSB Industries, Inc. and the guarantors party thereto	Exhibit 10.5 to the Company’s Form 8-K filed November 16, 2015

10.39

Credit Agreement, dated December 21, 2023, by and among LSB Industries, Inc., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent.

Exhibit 10.1 to the Company’s Form 8-K filed December 26, 2023

10.40	Pledge and Security Agreement dated December 21, 2023, among LSB Industries, Inc., each of the other Guarantors and JPMorgan Chase Bank, N.A., as administrative agent for the secured parties.	Exhibit 10.2 to the Company’s Form 8-K filed December 26, 2023

10.41

Board Representation and Standstill Agreement by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein), dated as of December 4, 2015

Exhibit 10.3 to the Company’s Form 8-K filed December 8, 2015

10.42(a)	Joinder Agreement to Board Representation and Standstill Agreement, dated November 14, 2023, by and between LSB Industries, Inc. and TLB-LSB, LLC

10.43	Registration Rights Agreement by and between LSB Industries, Inc. and LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.4 to the Company’s Form 8-K filed December 8, 2015

10.44	Letter Agreement, dated as of August 12, 2016, by and among LSB Industries, Inc., LSB Funding LLC and Security Benefit Corporation	Exhibit 10.1 to the Company’s Form 8-K filed August 12, 2016

10.45*	Transition Agreement dated June 30, 2017 by and between Jack E. Golsen and LSB Industries, Inc.	Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2017

10.46

Amendment, dated October 26, 2017, to the Board Representation and Standstill Agreement by and between LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly, Jack E. Golsen, Barry H. Golsen, Linda Golsen Rappaport, Golsen Family LLC, SBL LLC and Golsen Petroleum Corp., dated as of December 4, 2015

Exhibit 10.1. to the Company’s Form 8-K Filed on October 26, 2017

10.47

Amendment to Board Representation and Standstill Agreement, dated as of October 18, 2018, by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein)

Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2018

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.48	Amendment and Waiver to Board Representation and Standstill Agreement, dated as of September 27, 2021, by and among the Company, the Holder and the other parties thereto	Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2021

10.49	Securities Exchange Agreement, dated July 19, 2021, by and between LSB Industries, Inc. and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed July 19, 2021

10.50

Written Consent of LSB Funding LLC approving of the incurrence of indebtedness by LSB Industries, Inc., dated September 22, 2021, as amended September 28, 2021, provided pursuant to the Securities Exchange Agreement, dated as of July 19, 2021, between LSB Industries, Inc. and LSB Funding LLC

Exhibit 10.45 to the Company’s Form 10-K filed February 23, 2023

10.51

Joinder Agreement to Intercreditor Agreement, dated as of October 14, 2021, by Wilmington Trust, National Association, as Notes Trustee, and acknowledged by Wilmington Trust, National Association, as Existing Notes Trustee, Wells Fargo Capital Finance, LLC, LSB Industries, Inc. and the subsidiary guarantors party thereto.

Exhibit 10.1 to the Company’s Form 8-K filed October 15, 2021

10.52

Written Consent of LSB Funding LLC approving of the incurrence of indebtedness by LSB Industries, Inc., dated March 2, 2022, provided pursuant to the Securities Exchange Agreement, dated as of July 19, 2021, between LSB Industries, Inc. and LSB Funding LLC

Exhibit 10.47 to the Company’s Form 10-K filed February 23, 2023

10.53	Board Representation Letter Agreement, dated as of August 10, 2022, by and among the Company, LSB Funding LLC, SBT Investors LLC and the other parties thereto	Exhibit 10.1 to the Company’s Form 8-K filed on August 15, 2022

10.54	Rights Letter Agreement, dated as of August 10, 2022, by and among the Company, LSB Funding LLC and SBT Investors LLC	Exhibit 10.2 to the Company’s Form 8-K filed on August 15, 2022

10.55(a)	Rights Letter Agreement, dated as of November 14, 2023, by and among the Company, LSB Funding LLC, SBT Investors LLC and TLB-LSB, LLC

21.1(a)	Subsidiaries of the Company

23.1(a)	Consent of Independent Registered Public Accounting Firm

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

97.1(a)	Policy for Recoupment of Incentive Compensation

101.INS(a)	Inline XBRL Instance Document

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

101.SCH(a)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Executive Compensation Plan or Arrangement

(a)
Filed herewith

LSB Industries, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	By:	/s/ Mark T. Behrman
March 6, 2024		Mark T. Behrman, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Mark T. Behrman
March 6, 2024		Mark T. Behrman, President and Chief Executive Officer (Principal Executive Officer) and Director

Dated:	By:	/s/ Cheryl A. Maguire
March 6, 2024		Cheryl A. Maguire, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer Officer)

Dated:	By:	/s/ Richard W. Roedel
March 6, 2024		Richard W. Roedel, Chairman of the Board of Directors

Dated:	By:	/s/ Jonathan S. Bobb
March 6, 2024		Jonathan S. Bobb, Director

Dated:	By:	/s/ Barry H. Golsen
March 6, 2024		Barry H. Golsen, Director

Dated:	By:	/s/ Kanna Kitamura
March 6, 2024		Kanna Kitamura, Director

Dated:	By:	/s/ Steven L. Packebush
March 6, 2024		Steven L. Packebush, Director

Dated:	By:	/s/ Diana M. Peninger
March 6, 2024		Diana M. Peninger, Director

Dated:	By:	/s/ Richard S. Sanders Jr.
March 6, 2024		Richard S. Sanders Jr., Director

Dated:	By:	/s/ Lynn F. White
March 6, 2024		Lynn F. White, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 6, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

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

Oklahoma City, Oklahoma

March 6, 2024

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2023	2022
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$98,500	$63,769
Restricted cash	2,532	—
Short-term investments	207,434	330,553
Accounts receivable	40,749	75,494
Allowance for doubtful accounts	(364)	(699)
Accounts receivable, net	40,385	74,795
Inventories:
Finished goods	26,329	28,893
Raw materials	1,799	1,990
Total inventories	28,128	30,883
Supplies, prepaid items and other:
Prepaid insurance	14,846	17,429
Precious metals	12,094	13,323
Supplies	30,486	27,501
Other	2,337	8,346
Total supplies, prepaid items and other	59,763	66,599
Total current assets	436,742	566,599
Property, plant and equipment, net	835,298	848,661
Other assets:
Operating lease assets	24,852	22,682
Intangible and other assets, net	1,292	1,877
Total other assets	26,144	24,559
Total assets	$1,298,184	$1,439,819
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	68,323	78,182
Short-term financing	13,398	16,134
Accrued and other liabilities	30,961	38,470
Current portion of long-term debt	5,847	9,522
Total current liabilities	118,529	142,308
Long-term debt, net	575,874	702,733
Noncurrent operating lease liabilities	16,074	14,896
Other noncurrent accrued and other liabilities	523	522
Deferred income taxes	68,853	63,487
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $.10 par value; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	501,026	497,179
Retained earnings	227,015	199,092
Total stockholders’ equity	737,158	705,388
Less treasury stock, at cost:
Common stock, 18.1 million shares (14.9 million shares at December 31, 2022)	218,827	189,515
Total stockholders' equity	518,331	515,873
Total liabilities and stockholders’ equity	$1,298,184	$1,439,819

See accompanying Notes to the Consolidated Financial Statements.

LSB Industries, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2023	2022	2021
	(In Thousands, Except Per Share Amounts)
Net sales	$593,709	$901,711	$556,239
Cost of sales	507,449	553,344	417,260
Gross profit	86,260	348,367	138,979
Selling, general and administrative expense	36,580	39,428	38,028
Other (income) expense, net	(2,097)	561	(97)
Operating income	51,777	308,378	101,048
Interest expense, net	41,136	46,827	49,378
(Gain) loss on extinguishments of debt	(8,644)	113	10,259
Non-operating other (income) expense, net	(14,611)	(8,083)	2,422
Income before provision (benefit) for income taxes	33,896	269,521	38,989
Provision (benefit) for income taxes	5,973	39,174	(4,556)
Net income	27,923	230,347	43,545
Dividends on convertible preferred stocks	—	—	298
Dividends on Series E redeemable preferred stock	—	—	29,914
Accretion of Series E redeemable preferred stock	—	—	1,523
Deemed dividend on Series E and Series F redeemable preferred stocks	—	—	231,812
Net income (loss) attributable to common stockholders	$27,923	$230,347	$(220,002)
Income (loss) per common share
Basic:
Net income (loss)	$0.37	$2.72	$(4.40)
Diluted:
Net income (loss)	$0.37	$2.68	$(4.40)

See accompanying Notes to the Consolidated Financial Statements.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Treasury Stock- Common Shares	Non- Redeemable Preferred Stock	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance as of December 31, 2020	39,926	(2,075)	$3,000	$3,993	$197,350	$(41,487)	$(13,213)	$149,643
Net income						$43,545		43,545
Issuance of common stock in exchange for redeemable preferred stocks	49,066			4,907	526,232			531,139
Deemed dividend on redeemable preferred stocks					(231,812)			(231,812)
Dividend accrued on redeemable preferred stock prior to exchange						(29,914)		(29,914)
Accretion of redeemable preferred stock prior to exchange						(1,523)		(1,523)
Dividend paid on non-redeemable preferred stock upon conversion						(1,876)		(1,876)
Conversion of non-redeemable preferred stock into common stock	1,192		(3,000)	119	2,881			—
Stock-based compensation					5,516			5,516
Issuance of restricted and unrestricted stock, net	984	700		98	(7,006)		2,680	(4,228)
Balance as of December 31, 2021	91,168	(1,375)	-	9,117	493,161	(31,255)	(10,533)	460,490
Net income						230,347		230,347
Stock-based compensation					4,025			4,025
Purchase of common stock		(13,168)					(175,083)	(175,083)
Other	—	(345)			(7)		(3,899)	(3,906)
Balance as of December 31, 2022	91,168	(14,888)	-	9,117	497,179	199,092	(189,515)	515,873
Net income						27,923		27,923
Stock-based compensation					5,353			5,353
Purchase of common stock		(3,094)					(28,510)	(28,510)
Other		(69)			(1,506)		(802)	(2,308)
Balance as of December 31, 2023	91,168	(18,051)	$-	$9,117	$501,026	$227,015	$(218,827)	$518,331

See accompanying Notes to the Consolidated Financial Statements.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(In Thousands)
Cash flows from operating activities
Net income	$27,923	$230,347	$43,545
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,366	36,854	(4,306)
Depreciation and amortization of property, plant and equipment	68,414	66,937	68,689
Amortization of intangible and other assets	508	1,082	1,254
(Gain) loss on extinguishments of debt	(8,644)	113	10,259
Amortization of debt issuance costs, including discounts and premiums	1,924	2,073	6,067
Stock-based compensation	5,353	4,025	5,516
Gain associated with commodity contracts	—	—	(2,706)
Other	1,160	(4,638)	2,653
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	35,113	10,197	(42,913)
Inventories	2,755	(14,300)	3,261
Supplies, prepaid items and other	5,528	(8,548)	(8,642)
Accounts payable	(264)	18,821	932
Other assets and other liabilities	(7,615)	2,691	4,018
Net cash provided (used) by operating activities	137,521	345,654	87,627
Cash flows from investing activities
Expenditures for property, plant and equipment	(67,603)	(45,833)	(35,128)
Proceeds from short-term investments	389,856	158,879	—
Purchases of short-term investments	(264,448)	(486,091)	—
Other investing activities	(405)	3,310	434
Net cash provided (used) by investing activities	57,400	(369,735)	(34,694)
Cash flows from financing activities
Proceeds from revolving debt facilities	—	—	12,000
Payments on revolving debt facilities	—	—	(12,000)
Proceeds from 6.25% senior secured notes	—	200,000	500,000
Repurchases of 6.25% senior secured notes	(114,320)	—	—
Payments on 9.625% senior secured notes	—	—	(435,000)
Payments on other long-term debt	(9,536)	(13,750)	(10,472)
Payments of debt-related costs, including extinguishment costs	(94)	(4,840)	(27,254)
Proceeds from short-term financing	17,805	20,143	16,689
Payments on short-term financing	(20,542)	(16,725)	(17,549)
Acquisition of treasury stock, net	(28,305)	(174,975)	—
Taxes paid on equity awards	(2,666)	(4,012)	(4,228)
Payments of costs to exchange redeemable preferred stocks for common stock	—	(135)	(7,363)
Payments of dividends on non-redeemable preferred stocks	—	—	(1,876)
Net cash (used) provided by financing activities	(157,658)	5,706	12,947
Net increase (decrease) in cash, cash equivalents and restricted cash	37,263	(18,375)	65,880
Cash, cash equivalents and restricted cash at beginning of year	63,769	82,144	16,264
Cash, cash equivalents and restricted cash at end of year	$101,032	$63,769	$82,144

See accompanying Notes to Consolidated Financial Statements.

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

Nature of Business – We are engaged in the manufacture and sale of chemical products. The chemical products we primarily manufacture, market and sell are ammonia, fertilizer grade ammonium nitrate (“HDAN”) and UAN for agricultural applications, high purity and commercial grade ammonia, high purity ammonium nitrate, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid for industrial applications, and industrial grade ammonium nitrate (“LDAN”) and ammonium nitrate (“AN”) solutions for the mining industry. We manufacture and distribute products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of Covestro LLC in Baytown, Texas (the “Baytown Facility”).

Our customers include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States (“U.S.”); industrial users of acids throughout the U.S. and parts of Canada; and explosive manufacturers in North America.

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

Stock Repurchase Program – In May 2023, our Board of Directors (our “Board”) authorized a $150 million stock repurchase program. Total repurchase authority remaining under the repurchase program was $121 million as of December 31, 2023. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing securities, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate us to purchase any particular number or type of securities. During 2023, we repurchased approximately 3.1 million shares of common stock at an average cost of $9.21 per share.

Increase in Authorized Shares of Common Stock and a Stock Dividend – In 2021, our stockholders approved an increase the number of authorized shares of our common stock to 150 million shares of common stock. The stockholders also approved the issuance and sale of up to approximately 60.4 million shares of common stock of the Company upon the exchange of all of the outstanding shares of Series E and Series F Redeemable Preferred stock. The stockholders also amended the certificate of designations of the Series E Redeemable Preferred to eliminate the right to participate in connection with the declaration of a proposed common stock dividend with respect to our common stock at the time of amendment.

In August 2021, our Board declared a common stock dividend (“Special Dividend”), the Special Dividend was completed in the form of a stock dividend of 0.3 shares of our common stock, for each outstanding share of common stock (excluding common stock held in the treasury and the common shares issued as part of the exchange of all of the outstanding shares of Series E and Series F Redeemable Preferred). The Special Dividend was paid through the issuance of approximately 9.1 million shares of common stock on October 8, 2021 to holders of record of common stock, including certain stock-based awards, on September 24, 2021. Our common stock began trading on a stock dividend-adjusted basis on October 13, 2021.

As the result of the exchange transaction discussed above, a change of control event occurred as defined in certain equity award agreements outstanding at the time which are discussed in Note 9 – Stock-based Compensation.

Equity Awards – Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued. For equity awards with service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Forfeitures are accounted for as they occur. We may issue new shares of common stock or may use treasury shares to meet the settlement requirements upon vesting of equity awards.

Cash and Cash Equivalents – Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Restricted Cash – We classify cash that has been segregated or is otherwise limited in use as restricted. Our restricted cash as of December 31, 2023, relates primarily to certain cash collateral held by Wells Fargo under the terminated Old Revolving Credit Facility discussed in Note 5 – Long-Term Debt for letters of credit outstanding as we transition these items to our New Revolving Credit Facility. All of our restricted cash is classified as a current asset and is separately presented on the face of our consolidated balance sheet. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

	December 31,
	2023	2022
	(in Thousands)
Cash and cash equivalents	$98,500	$63,769
Restricted cash	2,532	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	101,032	63,769

Short-Term Investments – Investments, which consist of U.S. treasury bills with an original maturity up to and less than 52 weeks, are considered short-term investments and are classified as Level 1. We intend and have the ability to hold these investments until maturity. These investments are carried at cost which approximated fair value for the period ended December 31, 2023. See Note 8 – Derivatives, Hedges and Financial Instruments.

Accounts Receivable – Substantially all of our accounts receivable consists of trade receivables from customers. Our accounts receivable are generally unsecured and presented at original invoiced amount less an estimate made for expected credit losses. We develop our estimate of expected credit losses by evaluating individual customer receivables and considering the customer's financial condition, credit history, whether any amounts are currently past due and the length of time accounts may be past due. We also consider current economic conditions and industry trends as part of our overall evaluation. We write off accounts receivable when we deem them uncollectible and records recoveries of accounts receivable previously written off when received.

A summary of our accounts receivable - allowance for doubtful accounts activity is presented below:

Accounts receivable - allowance for doubtful accounts:	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
	(In Thousands)
2023	$699	$(164)	$171	$364

2022	$474	$485	$260	$699

2021	$378	$96	$—	$474

Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Customer payments are generally due thirty to sixty days after the invoice date. Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to short-term payment terms relating to most of our significant customers. Three customers (including their affiliates) account for approximately 36% of our total net receivables as of December 31, 2023.

Inventories – Inventories are stated at the lower of cost (determined using the first-in, first-out basis) or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, transportation or disposal. Finished goods include material, labor, and manufacturing overhead costs.

Inventory reserves associated with cost exceeding net realizable value were not material as of December 31, 2023 and 2022.

Property, Plant and Equipment – Property, plant and equipment (“PP&E”) are stated at cost or fair market value in the case of the assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs, net of accumulated depreciation amortization. Major renewals and improvements that increase the life, value, or productive capacity of assets are capitalized in PP&E while maintenance, repairs and minor renewals, including planned maintenance turnarounds, are expensed as incurred. Interest cost related to the construction of qualifying assets is capitalized as part of the construction costs.

For financial reporting purposes, depreciation of the costs of PP&E is computed using the straight-line method over the estimated useful lives of the assets. No provision for depreciation is made on construction in progress or capital spare parts until such time as the relevant assets are put into service. Depreciation expense is recognized in cost of sales or selling, general and administrative expenses within the consolidated statements of operations consistent with the utilization of the underlying assets.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

When PP&E is retired, sold, or otherwise disposed, the asset’s carrying amount and related accumulated depreciation and amortization is removed from the accounts and any gain or loss is included in other (income) expense, net in our consolidated statements of operations.

Operating leases are included in operating lease assets, accrued and other liabilities and noncurrent operating lease liabilities in our consolidated balance sheets. Financing leases are included in property, plant and equipment, current-portion of long-term debt, and long-term debt, net, in our consolidated balance sheets.

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

Net sales to one customer represented more than 10% our total net sales on an individual basis, in 2023, 2022 and 2021, of approximately 14%, 21% and 15% of our total net sales for those years, respectively.

Short-Term Financing – Our short-term financing represents the short-term note related to financing of our insurance premiums, which are renewed annually.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

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

Asset Retirement Obligations – In general, we record the estimated fair value of an asset retirement obligation (“ARO”) associated with tangible long-lived assets in the period it is incurred and when there is sufficient information available to estimate the fair value. An ARO associated with long-lived assets is a legal obligation under existing or enacted law, statute, written or oral contract or legal construction. AROs, which are initially recorded based on estimated discounted cash flows, are accreted to full value over time through charges to cost of sales. In addition, we capitalize the corresponding asset retirement cost as PP&E, which cost is depreciated or depleted over the related asset’s respective useful life. We do not have any assets restricted for the purpose of settling our AROs. As of December 31, 2023 and 2022, our asset retirement obligations were not material.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Generally, satisfaction occurs when control of the promised goods is transferred to the customer or as services are rendered or completed in exchange for consideration in an amount for which we expect to be entitled. We generally determine transfer of control based on when risk of loss is transferred, which could be at our facility or when the product reaches the buyer's destination. Most of our contracts contain a single performance obligation with the promise to transfer a specific product.

Performance obligations from product sales are satisfied at a point in time, however, we have a performance obligation to perform certain services that are satisfied over a period of time. Revenue is recognized from this type of performance obligation as services are rendered and are based on the amount for which we have a right to invoice, which reflects the amount of expected consideration that corresponds directly with the value of the services performed.

Transaction Price Constraints and Variable Consideration

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. These contract prices are often based on published commodity prices (such as NYMEX natural gas price or the Tampa ammonia price) and the contract quantities are typically based on estimated ranges. The quantities become fixed and determinable over a period of time as each sale order is received from the customer.

The nature of our contracts also gives rise to other types of variable consideration, including volume discounts and rebates, make-whole provisions, other pricing concessions, short-fall charges and storage charges. We estimate these amounts based on the expected amount to be provided to customers, which result in a transaction price adjustment reducing revenue (net sales) with the offset increasing contract or refund liabilities. These estimates are based on historical experience, anticipated performance and our best judgment at the time. We reassess these estimates on a quarterly basis.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

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

All net sales and long-lived assets relate to domestic operations for the periods presented. Our net sales were mainly to customers in the U.S. and other parts of North America.

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

Turnarounds represent major maintenance activities that require the shutdown of significant parts of a plant to perform necessary inspections, cleanings, repairs, and replacements of assets. Maintenance, repairs and minor renewal costs relating to turnarounds are included in cost of sales in our consolidated statements of operations as they are incurred. Planned turnaround activities vary in frequency, but generally occur every two to three years.

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

Derivatives and Fair Value – In order to mitigate a portion of the commodity price risk associated with natural gas, which we utilize in our manufacturing process, we periodically enter into natural gas forward contracts or volume purchase commitments. Such contracts are required to be accounted for as derivatives under applicable accounting guidance unless they are eligible for and we elect the normal purchase normal sale (“NPNS”) exception. We are eligible for the NPNS exception when these contracts provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such. In the event that we have natural gas derivatives that we do not elect or do not qualify for the NPNS exception, we would account for such contracts as derivatives by recognizing them in the balance sheet at fair value with changes in fair value recognized in the statement of operations. Such derivatives are not designated as hedges for accounting purposes.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements

ASU 2023-06 - In October 2023, the FASB issued accounting standards updates (“ASUs”) 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modify the disclosure or presentation requirements of a variety of Topics in the Codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. These amendments should be applied prospectively. We are currently evaluating the timing and the effect of adoption of this ASU on our consolidated financial statements and related disclosures.

ASU 2023-07 - In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments include a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (CODM), extend certain annual disclosures to interim periods, clarify single reportable segment entities must apply Accounting Standard Codification (“ASC”) 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions and require disclosure of the title and position of the CODM. This ASU will be effective for us on January 1, 2024 and for interim periods beginning January 1, 2025, however early adoption is permitted. We are currently evaluating the adoption timing of the interim provisions and the effect of adoption of this ASU on our consolidated financial statements and related disclosures.

ASU 2023-09 - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This ASU will be effective for us for on a prospective basis for annual periods beginning after December 15, 2024. We do not expect the impact of this update to be material as the improvements are enhancements to existing disclosures in the financial statements.

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We considered all ASUs issued and outstanding or that became effective since January 1, 2023 through the date of these financial statements and determined them not to be applicable or materially impact our financial statements other than those ASU's specifically addressed above.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2023	2022	2021
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$27,923	$230,347	$43,545
Adjustments for basic and diluted net loss per common share:
Dividend requirements on Series E Redeemable Preferred	—	—	(29,914)
Deemed dividend on Series E and Series F Redeemable Preferred	—	—	(231,812)
Dividend and dividend requirements on Series B Preferred	—	—	(239)
Dividend and dividend requirements on Series D Preferred	—	—	(59)
Accretion of Series E Redeemable Preferred	—	—	(1,523)

Net income attributable to participating securities	—	—	—

Numerator for basic and diluted net income (loss) per common share	$27,923	$230,347	$(220,002)

Denominator:
Denominator for basic net income (loss) per common share - weighted- average shares (1)	74,536	84,753	49,963
Effect of dilutive securities:
Unvested restricted stock and stock units	564	1,272	—
Dilutive potential common shares	564	1,272	—

Denominator for diluted net income (loss) per common share - adjusted weighted-average shares (1)	75,100	86,025	49,963

Basic net income (loss) per common share	$0.37	$2.72	$(4.40)

Diluted net income (loss) per common share	$0.37	$2.68	$(4.40)

_____________________________

(1)
All periods exclude the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net loss per common share as their effect would have been antidilutive:

	2023	2022	2021
	(In Thousands)
Restricted stock and stock units	388	80	1,531
Stock options	13	13	13
	401	93	1,544

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

3. Property, Plant and Equipment

	Range of useful	December 31,
	lives in years	2023	2022
		(In Thousands)
Machinery, equipment and automotive (1)	3 - 25	$1,324,323	$1,283,429
Buildings and improvements	15 - 30	38,086	38,021
Land improvements	20 - 35	8,692	8,384
Furniture, fixtures and store equipment	3 - 30	2,726	2,438
Construction in progress	N/A	41,086	28,029
Capital spare parts	N/A	21,256	22,300
Land	N/A	4,567	4,567
		1,440,736	1,387,168
Less accumulated depreciation and amortization		605,438	538,507
		$835,298	$848,661

_____________________________

(1) Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: processing plants and plant infrastructure (15-25 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (4-7 years).

4. Accrued and Other Liabilities

	December 31,
	2023	2022
	(In Thousands)
Accrued payroll and benefits	$9,400	$12,440
Current portion of operating lease liabilities	8,795	7,259
Accrued interest	7,487	11,196
Other	5,802	8,097
	31,484	38,992
Less noncurrent portion	523	522
Current portion of accrued and other liabilities	$30,961	$38,470

5. Long-Term Debt

	December 31,
	2023	2022
	(In Thousands)
New Revolving Credit Facility, with a current interest rate of 7.07%	$—	$—
Prior Revolving Credit Facility	—	—
Senior Secured Notes due 2028, with an interest rate of 6.25%	575,000	700,000
Secured Financing Agreement due 2025, with an interest rate of 8.75%	14,133	19,277
Secured Financing due 2023, with an interest rate of 8.32%	—	4,161
Finance Leases	953	1,138
Unamortized debt issuance costs (1)	(8,365)	(12,321)
	581,721	712,255
Less current portion of long-term debt	5,847	9,522
Long-term debt due after one year, net	$575,874	$702,733

_____________________________

(1)
Debt issuance costs of approximately $0.5 million relating to our New Revolving Credit Facility are not included in Unamortized discount and debt issuance cost. They are included in our consolidated balance sheet in Intangible and other assets, net.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

New Revolving Credit Facility - On December 21, 2023, we entered into a secured revolving credit facility (the “New Revolving Credit Facility”) with the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent. The New Revolving Credit Facility provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the New Revolving Credit Facility is subject to a borrowing base and is subject to an availability block of $7.5 million which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions) (the “Availability Block”). The Availability Block is applied against the $75 million maximum. The New Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of the closing of the New Revolving Credit Facility, no amounts were drawn by the Borrowers thereunder. As of December 31, 2023, availability under the facility was $44.5 million, based on our eligible collateral.

The New Revolving Credit Facility matures on December 21, 2028, subject to springing maturity to the date that is 90 days prior to the stated maturity date of our existing 6.250% senior secured notes, which is currently October 15, 2028, (unless such senior secured notes have been repaid or redeemed in full prior thereto). Borrowings outstanding under the New Revolving Credit Facility will bear interest at a rate per annum equal to, at the option of us, either (a) term Secured Overnight Financing Rate (“SOFR”) for a period of one month (with a fallback to the prime rate if such rate is unavailable), plus 0.10%, plus an applicable margin of 1.625% or (b) term SOFR for a period of one, three or six months (at our election), plus 0.10%, plus an applicable margin of 1.625%, in each case with a floor of 0.00%.

LSB Industries, Inc and all of our subsidiaries (collectively, the “Borrowers”) are co-borrowers under the New Revolving Credit Facility. Obligations under the New Revolving Credit Facility are secured by a first priority security interest in substantially all of our current assets, including accounts receivable and inventory, subject to certain exceptions.

The New Revolving Credit Facility contains a financial covenant (the “Financial Covenant”), which requires that, solely if we elect to remove the Availability Block, then the Borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The Financial Covenant, if triggered, is tested monthly. The Financial Covenant was not triggered as of December 31, 2023.

The New Revolving Credit Facility includes other customary representations and warranties, affirmative covenants, negative covenants and events of default. Upon the occurrence of events of default, the obligations under the New Revolving Credit Facility may be accelerated and the revolver commitments thereunder may be terminated.

In connection with the entry into the New Revolving Credit Facility, JPMorgan Chase Bank, N.A, as administrative agent, entered into a joinder agreement, dated as of December 21, 2023, to the Intercreditor Agreement, dated as of August 7, 2013 (as amended), by and between the Existing Revolving Agent under the Existing Revolving Credit Facility, and Wilmington Trust, National Association, as trustee and collateral agent under the Company’s existing senior secured notes, to, among other things, replace the existing administrative agent under the Prior Revolving Credit Facility.

Prior Revolving Credit Facility - In connection with the closing of the New Revolving Credit Facility, effective as of December 21, 2023, we satisfied and discharged all obligations under, and terminated all commitments under, our then existing $65 million secured revolving credit facility (the “Prior Revolving Credit Facility”) except for obligations expressly contemplated to survive payment of the obligations thereunder (including certain existing letters of credit and bank product obligations, all of which were fully cash collateralized at the closing of the New Revolving Credit Facility using cash on hand by us.). We incurred no termination penalties in connection with the early termination of the Prior Revolving Credit Facility.

The Prior Revolving Credit Facility provided for borrowings of up to $65 million, based on specific percentages of eligible accounts receivable and inventories and up to $10 million of letters of credit.

Senior Secured Notes - On October 14, 2021, we completed the issuance and sale of $500 million in aggregate principal amount of 6.25% Senior Secured Notes due 2028 (the “Notes”). The Notes were issued pursuant to an indenture, dated as of October 14, 2021 (the “Indenture”), by and among LSB, the subsidiary guarantors which includes all of our consolidated subsidiaries named therein, and Wilmington Trust, National Association, a national banking association, as trustee and collateral agent. The Notes were issued at a price equal to 100% of their face value. Most of the proceeds from the Notes were used to redeem all of our existing Senior Secured Notes due 2023 (the "Old Notes"), to pay related transaction fees, and the remaining portion to be used for general corporate purposes. The redemption was completed on October 29, 2021.

Redemption of the Old Notes was accounted for as an extinguishment of debt, which resulted in an extinguishment loss of approximately $20.3 million in 2021, primarily consisting of the contractual redemption premium paid and the expensing of unamortized debt issuance costs associated with the Old Notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

On March 8, 2022, we completed the issuance and sale of an additional $200 million aggregate principal amount of the Notes (the “New Notes”), which were issued pursuant to the Indenture (the Notes together with the New Notes, the “Senior Secured Notes”). The New Notes were issued at a price equal to 100% of their face value, plus accrued interest from October 14, 2021 to March 7, 2022.

During the second quarter of 2023 we repurchased $125 million in principal amount of our Senior Secured Notes for approximately $114.3 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $8.6 million.

The Senior Secured Notes mature on October 15, 2028, ranking senior in right of payment to all of our debt that is expressly subordinated in right of payment to the notes, and will rank pari passu in right of payment with all of our liabilities that are not so subordinated, including the New Revolving Credit Facility. Our obligations under the Senior Secured Notes are jointly and severally guaranteed by the subsidiary guarantors named in the Indenture on a senior secured basis.

Interest on the Senior Secured Notes accrues at a rate of 6.25% per annum and is payable semi-annually in arrears on May 15 and October 15 of each year.

Pursuant to the Indenture, LSB may redeem the Senior Secured Notes at its option, in whole or in part, at certain redemption prices, including a “make-whole” premium, as set forth in the Indenture but also includes redemption requirements associated with a change of control (as defined in the Indenture). The Senior Secured Notes do not have any conversion features. In addition, the Indenture contains customary covenants that limit, among other things, LSB and certain of its subsidiaries’ ability to engage in certain transactions and also provides for customary events of default (subject in certain cases to customary grace and cure periods). Generally, if an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the then outstanding Senior Secured Notes may declare the principal of and accrued but unpaid interest on all the Senior Secured Notes to be due and payable.

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

Secured Financing Agreement due 2025 - In August 2020, we entered into a $30 million secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Secured Financing Agreement due 2023 - During the second quarter 2023, we made the final balloon payment of approximately $3 million on a 48-month secured financing arrangement with an affiliate of Eldridge.

Finance leases - Finance leases consists primarily of leases on railcars.

Maturities of long-term debt for each of the five years after December 31, 2023 are as follows (in thousands):

2024	$5,847
2025	8,809
2026	180
2027	125
2028	575,073
Thereafter	52
Less: Debt issuance costs	8,365
$581,721

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6. Income Taxes

Provision (benefit) for income taxes are as follows:

	2023	2022	2021
	(In Thousands)
Current:
Federal	$—	$—	$—
State	607	2,320	(250)
Total Current	$607	$2,320	$(250)

Deferred:
Federal	$7,767	$43,217	$(6,217)
State	(2,401)	(6,363)	1,911
Total Deferred	$5,366	$36,854	$(4,306)
Provision (benefit) for income taxes	$5,973	$39,174	$(4,556)

The current provision (benefit) for federal and state income taxes shown above includes federal and state income tax after the consideration of permanent and temporary differences between income for GAAP and tax purposes.

The deferred tax provision (benefit) results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of federal and state NOL carryforwards and other temporary differences. We reduce income tax expense for tax credits in the year they arise and are earned. On December 31, 2023, our gross amount of tax credits available to offset state income taxes was $4.2 million ($3.3 million net of federal benefit). Most of these tax credits carryforward for 9 years and begin expiring in 2024. The gross amount of federal tax credits was $8.1 million. These credits carryforward for 20 years and begin expiring in 2034.

In 2023, we utilized approximately $76.7 million and $66.0 million of federal and state NOL carryforwards, respectively, to reduce tax liabilities. In 2022, we utilized approximately $240.0 million and $243.0 million of federal and state NOL carryforwards, respectively, to reduce tax liabilities. In 2021, we utilized approximately $64.0 million and $56.0 million of federal and state NOL carryforwards, respectively, to reduce tax liabilities. On December 31, 2023, we have remaining federal and state tax NOL carryforwards of $274.9 million and $360.7 million, respectively. The federal NOL carryforwards begin expiring in 2036 and the state NOL carryforwards began expiring in 2024.

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits and in conjunction with the IRC Section 382 limitation. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of annual utilization limitations of interest expense and net operating losses and our results of operations. Based on our analysis, we believe that it is more-likely-than-not that all of our federal deferred tax assets will be utilized and a portion of our state deferred tax assets will not be able to be utilized. Information relating to our valuation allowance are included in the tables below. In 2023, the provision for income taxes includes a net increase of approximately $0.3 million of state valuation allowance primarily due to lower future income. There is no federal valuation allowance remaining as of December 31, 2023 or 2022.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2023	2022
	(In Thousands)

Deferred compensation	$2,515	$2,354
Other accrued liabilities	283	1,813
Lease liability	5,941	5,215
Interest expense carryforward	14,375	16,025
Net operating loss	73,891	93,201
Other	11,649	11,950
Less valuation allowance on deferred tax assets	(15,175)	(14,916)
Total deferred tax assets	$93,479	$115,642

Property, plant and equipment	(152,802)	(169,507)
Right-of-use-assets	(5,937)	(5,340)
Prepaid and other insurance reserves	(3,593)	(4,282)
Total deferred tax liabilities	$(162,332)	$(179,129)

Net deferred tax liabilities	$(68,853)	$(63,487)

All of our income (loss) before taxes relates to domestic operations. Detailed below are the differences between the amount of the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to “Income (loss) before benefit for income taxes.”

	2023	2022	2021
	(In Thousands)
Provision (benefit) for income taxes at federal statutory rate	$7,118	$56,543	$8,187
State current and deferred income tax provision (benefit)	1,238	9,374	1,833
Valuation allowance - Federal	—	(12,701)	(13,400)
Valuation allowance - State	259	(19,351)	(4,286)
State tax rate changes	(3,499)	2,824	7,360
Tax credits	—	—	(2,835)
PPP loan forgiveness	—	—	(2,456)
Other	857	2,485	1,041
Provision (benefit) for income taxes	$5,973	$39,174	$(4,556)

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2023	2022	2021
	(In Thousands)
Balance at beginning of year	$—	$—	$464
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	—	(464)
Balance at end of year	$—	$—	$-

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations. This change is not expected to have a significant effect on our results of operations or financial condition. As of December 31, 2023, there is no remaining uncertain tax position.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense. For 2023, 2022 and 2021, the amounts for interest and penalties associated with unrecognized tax positions were minimal. As of December 31, 2023, there was no accrued interest or penalties (none as of December 31, 2022).

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2020-2023 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions. Additionally, the 2014-2019 years remain subject to examination for determining the amount of net operating loss and other carryforwards.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

7. Commitments and Contingencies

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

Settlements and Outstanding Natural Gas Purchase Commitments – In February 2021, our manufacturing facility in Pryor, Oklahoma, experienced a service disruption after extreme cold weather caused a surge in natural gas prices in the region, along with the curtailment of gas distribution by the operator of the pipeline that supplies natural gas to the facility. Also, as a result of unprecedented cold weather conditions, the primary natural gas supplier to our manufacturing facility in El Dorado, Arkansas, asserted a claim of force majeure and materially restricted the supply of gas to the facility. At the time of the weather event, we had outstanding natural gas forward contracts and volume purchase commitments that locked in the cost of certain volumes of natural gas. During 2021, as a result of the extreme conditions previously described, we settled all of our natural gas forward contracts and certain volume purchase commitments at that time and recognized a realized gain of approximately $6.8 million, which includes the realized gain discussed under “Natural Gas Contracts” in Note 8 – Derivatives, Hedges and Financial Instruments and was classified as a reduction to cost of sales. As of December 31, 2023 we did not have any natural gas volume purchase commitments.

We had standby letters of credit outstanding of approximately $1.7 million as of December 31, 2023.

Wastewater Pipeline Operating Agreement – EDC is party to an operating agreement for the right to use a pipeline to dispose its wastewater. EDC is contractually obligated to pay a portion of the operating costs of the pipeline, as incurred, which portion is estimated to be $60,000 to $90,000 annually. The initial term of the operating agreement is through December 2053.

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2023, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2024.

Employment and Severance Agreements - We have employment and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. In the event of termination of employment due to a change in control (as defined in the agreements), the agreements provide for payments aggregating $11.1 million as of December 31, 2023. Also see Note 10 – Employee Savings and Stock Purchase Plans, Collective Bargaining Agreements and Executive Benefit Agreement.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

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

As of December 31, 2023, our accrued liabilities for environmental matters totaled approximately $0.4 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

In 2017, the PCC filed a Permit Renewal Application for its Non-Hazardous Injection Well Permit at the Pryor Facility. Although the Injection Well Permit expired in 2018, PCC continues to operate the injection well pending the Oklahoma Department of Environmental Quality (“ODEQ”) action on the Permit Renewal Application. Since that time, PCC and ODEQ engaged in ongoing discussions related to the renewal of the injection well to address the wastewater stream. In 2022, ODEQ responded to the application in the form of an information request. PCC submitted a formal response to the information request. In November 2023, PCC and the ODEQ signed a Consent Order setting out the timeline for the review and development of an alternative method of disposing of the wastewater at Pryor. PCC continues to work ODEQ under the terms of the Consent Order to develop options for the treatment and disposal or process water from the facility. We are unable to estimate the costs related to the replacement of the disposal well at this time as there are various alternatives that we plan to explore for which feasibility and cost efficiency have yet to be determined.

In 2006, the El Dorado Facility entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater. The CAO required EDC to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan.

The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that El Dorado Chemical was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established as of December 31, 2023, in connection with this ADEQ matter.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Cherokee Nitrogen Company received a Notice of Potential Violation ("NOV") for ten findings identified from an inspection conducted by the U.S. Environmental Protection Agency (“EPA”) Region IV in late 2022. We provided written responses to each finding in the inspection report issued in connection with such inspection and to the Notice of Potential Violations and held direct communications with the EPA related to the matter. A meeting was held with the EPA in January 2024 to discuss the NOV and our subsequent responsive actions. During the meeting, the EPA proposed two alternatives for the penalties related to the violations. We accepted one of the proposed alternatives, which included a cash fine and an investment in a community project, which we accrued as of December 31, 2023.

Other Pending, Threatened or Settled Litigation

West Fertilizer Matter

In 2013, an explosion and fire occurred at the West Fertilizer Company (“West Fertilizer”) located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer was a customer of EDC and purchased fertilizer grade ammonium nitrate (“AN”) from EDC from time to time. LSB and EDC received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing LSB and EDC that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Initial lawsuits filed named West Fertilizer and another supplier of AN as defendants.

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

Subsequently, we and EDC have entered into confidential settlement agreements (with approval of our insurance carriers) with several plaintiffs that had claimed wrongful death and bodily injury and insurance companies asserting subrogation claims for damages from the explosion. While these settlements resolve the claims of a number of the claimants in this matter, we continue to be party to litigation related to the explosion. We continue to defend these lawsuits vigorously and we are unable to estimate a possible range of loss at this time if there is an adverse outcome in this matter. As of December 31, 2023, no liability reserve has been established in connection with this matter.

Global Industrial Matter

In 2015, we and EDA received written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the improvement of the ammonia plant (“Ammonia Plant”) at our El Dorado Facility. Global was a subcontractor of Leidos Constructors, LLC (“Leidos”), the general contractor for EDA for the construction of the Ammonia Plant. Leidos terminated the services of Global with respect to their work performed at our El Dorado Facility.

LSB and EDA are pursuing the recovery of any damage or loss caused by Global’s work performed through their contract with Leidos at our El Dorado Facility. In March 2016, EDC and LSB were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., in the Circuit Court of Union County, Arkansas (the “Union County Trial Court”), wherein Global sought damages under breach of contract and other claims. At the time of the summons, our accounts payable included invoices totaling approximately $3.5 million related to work performed by Global that is the subject of the claims asserted by Global, but such invoices were not approved by Leidos for payment. We have requested indemnification from Leidos under the terms of our contracts, which they have denied. As a result, we are seeking reimbursement of legal expenses from Leidos under our contracts. We also seek damages from Leidos for their wrongdoing during the expansion, including breach of contract, fraud, professional negligence and gross negligence.

During 2018, the Union County Trial Court bifurcated the case into: (1) Global’s claims against Leidos and LSB and (2) the cross-claims between Leidos and LSB. Part (1) of the case was tried in the Union County Trial Court. In March 2020, the Union County

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Trial Court rendered a judgment and then an amended final judgment in April 2020. The amended final judgment awarded Global (i) approximately $7.4 million (including the $3.5 million referred to above) for labor, service and materials furnished relating to the Ammonia Plant on the basis of what the Union County Trial Court called a claim for “nonpayment of invoices,” (ii) approximately $1.3 million for prejudgment interest on the same claim, and (iii) a lien on certain property and foreclosure on the lien to satisfy the monetary obligations of the judgement. In addition, post-judgment interest will accrue at the annual rate of 4.25% until the judgment is paid. LSB appealed this judgment and on October 18, 2023, the Arkansas Court of Appeals reversed and remanded. The Arkansas Court of Appeal ruled that the lien was defective and therefore invalid, and that the claim for “nonpayment of invoices” was not a cause of action and reversed and remanded the judgment on that claim. In December 2023, the Arkansas Court of Appeal denied Global’s request for rehearing and the Arkansas Supreme Court declined to hear Global’s appeal. As a result, we do not expect to have any material continuing liability related to this matter and have reversed approximately $9.8 million of payables and accrued liabilities, which related to approximately $2.4 million in pre and post-judgement accrued interest and $7.4 million of gross plant, property and equipment. These adjustments also impacted our results of operations for the twelve months ending December 31, 2023, through the reversals of approximately $2.4 million of interest expense and of approximately $1.8 million in previously recognized depreciation expense (a component of cost of sales) on the related plant, property and equipment.

LSB retains all of its claims against Leidos and intends to vigorously prosecute those claims and vigorously contest the cross-claims in Part (2) of the matter referred to above. We expect the trial to be set for late summer 2024.

No liability was established as of December 31, 2023, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

We are also involved in various other claims and legal actions (including matters involving gain contingencies) in the ordinary course of our business. While it is possible that the actual claims results could differ from our estimates, after consultation with legal counsel, we believe that any such differences will not have a material effect on our business, financial condition, results of operations or cash flows.

8. Derivatives, Hedges and Financial Instruments

For the periods presented, the following significant instruments are accounted for on a fair value basis:

Natural Gas Contracts

Periodically, we enter into certain forward natural gas contracts or volume purchase commitment. which are within the scope of derivative accounting. As of December 31, 2023, we had no outstanding forward natural gas contracts. Our natural gas contracts throughout 2023 and 2022 were not accounted for as derivatives as we elected the normal purchase and normal sales scope exception on those contracts. In 2021, we had a combination of contracts that were accounted for as derivatives as well as contracts under the scope exception and therefore not accounted for as derivatives. Please see our discussion in Note 1 – Summary of Significant Accounting Policies regarding derivatives.

For 2021, we recognized a gain of $2.7 million (including a realized gain of $1.5 million) attributed to natural gas contracts held at the reporting date. The gain is classified as a reduction of cost of sales.

From time to time, when the Company exceeds the funding threshold in our natural gas purchase commitments the Company is required to fund cash collateral to our counterparty. As of December 31, 2023, we had no counterparty cash collateral funding requirements.

Financial Instruments

As of December 31, 2023 and 2022, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes and the U.S. treasury securities that comprise the short-term investments on our consolidated balance sheet. Fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement while the treasury securities are a Level 1. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	2023		2022
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$575	$543	$700	$637
Short-Term Investments	$207	$207	$331	$329

_____________________________

1.
Based on a quoted price of 94.50 as of December 31, 2023 and 91.00 as of December 31, 2022.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

9. Stock-based Compensation

2016 Long Term Incentive Plan – Our equity award grants during the periods presented below were granted under the 2016 Long Term Incentive Plan (the "2016 Plan"), which replaced the 2008 Incentive Stock Plan. The 2016 Plan was approved by our shareholders in 2016 and subsequently amended in 2021. No awards may be granted under the 2016 Plan on and after the tenth anniversary of its effective date. As of December 31, 2023, the maximum aggregate number of shares currently authorized for issuance under the 2016 Plan is 5,750,000 shares with 1,851,202 shares available to be issued. The 2016 Plan is administered by the compensation committee (the “Committee”) of our Board and allows for, among others, the following types of awards: restricted stock, restricted stock units, and other stock and cash-based awards, stock appreciation rights and stock options.

Restricted Stock and Restricted Stock Units – During 2023, time-based restricted stock units ("RSU") and performance-based restricted stock units ("PBRSU") were granted to certain executives and employees. Certain time-based (i.e. a “service condition”) restricted stock units had graded vesting provisions of equal annual increments over three years while others had cliff vesting provisions of 100% at the end of three years. The PBRSUs granted in 2023 vest in three years and are based on a market condition. The equity awards granted in 2022 have similar vesting timeframes to those granted in 2023 while the PBRSUs granted in that year include units that vest based on a performance condition tied to the Company’s cost structure and units that vest based on a market condition. Details of the market and performance conditions are discussed further below.

During 2021, restricted stock and performance-based restricted stock were granted to certain executives and restricted stock units were granted to certain employees. Pursuant to the terms of the performance-based awards outstanding as of the change of control event associated with the exchange of the Series E and Series F Redeemable Preferred discussed in Note 1 – Summary of Significant Accounting Policies, additional shares of restricted stock were issued including the satisfaction of certain performance conditions above the target performance level. Also, such performance-based restricted stock subsequent to the change of control event, were thereafter subject only to the time-based vesting conditions set forth in the applicable award agreement and the 2016 Plan.

We generally grant RSUs to our non-employee directors annually. Vesting of our director grants occurs upon the earliest of: (i) the director’s separation from service, (ii) the first anniversary of the grant date, or (iii) the occurrence of a change of control, as defined by the agreement. Since the separation from service vesting provision effectively allows an award to vest with no minimum service requirement, these awards are fully expensed on the date they were granted. Pursuant to the terms of these RSU awards all of these RSU awards outstanding during 2021 immediately vested as a result of the change of control event discussed in Note 1 – Summary of Significant Accounting Policies.

A summary of equity award activity during 2023 is presented below:

	Restricted Stock (1)		Performance-Based Restricted Stock (1)(2)		Restricted Stock Units		Performance Based Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested outstanding beginning of year	546,494	$2.72	312,639	$2.71	422,447	$10.50	161,922	$10.40
Granted	—	$—	—	$—	442,116	$10.87	171,641	$20.62
Vested	(279,997)	$2.70	(170,244)	$2.69	(124,740)	$11.12	—	$—
Cancelled or forfeited	—	$—	—	$—	(35,254)	$9.31	(4,329)	$16.78
Unvested outstanding end of year	266,497	$2.73	142,395	$2.73	704,569	$10.33	329,234	$17.03
Additional Information:
Weighted-average fair value per stock/unit granted in 2022		$—		$—		$13.15		$13.22
Weighted-average fair value per stock/unit granted in 2021		$3.55		$3.09		$5.05		$—

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

	Total Fair Value	Total Fair Value	Total Fair Value	Total Fair Value
	In Thousands
Stock/unit vested in 2023	$3,485	$2,113	$1,343	$—
Stock/unit vested in 2022	$4,394	$4,976	$—	$—
Stock/unit vested in 2021	$2,729	$6,671	$2,209	$—

_____________________________

(1)
We did not grant any restricted stock or performance based restricted stock awards during 2023 or 2022.
(2)
Upon the change of control event associated with the exchange of the Series E and Series F Redeemable Preferred discussed in Note 1 – Summary of Significant Accounting Policies, during 2021 such PBRS are subject only to the time-based vesting conditions set forth in the applicable award agreement and the 2016 Plan.

The payout on our 2023 PBRSU grants, which vest in three years, is based on our total shareholder return feature (“TSR”) relative to our peer group. The vesting criteria is measured annually relative to annual targets (with a minimum threshold and a maximum ceiling) with a final adjustment in the third year. Each annual measurement results in a number of shares that are independently earned (i.e. “banked”) and are not affected by the measurement in the other periods. Banked shares are used in the final calculation to determine the vested shares at the end of the three-year period. As a result, the number of shares earned annually could be lower or higher than the annual target PRBSU shares. These awards granted require the grantee to be continuously employed through the end of the term for vesting purposes.

The 2022 PBRSU grants, which vest in three years, include units that vest based on a performance condition tied to the company’s cost structure and units that vest based on a market condition as measured by our TSR on an absolute basis. Both performance condition and market condition units are measured annually relative to annual targets for each respective criteria (with a minimum threshold and a maximum ceiling) with a final adjustment in the third year. Each annual measurement results in a number of shares that are independently earned (i.e. “banked") and are not affected by the measurement in the other periods. Banked shares are used in the final calculation to determine the vested shares at the end of the three-year period. As a result, the number of shares earned annually could be lower or higher than the annual target PRBSU shares. These awards granted require the grantee to be continuously employed through the end of the term for vesting purposes.

The fair value of our service condition and performance condition awards are based on the market price of our common stock.

We estimate the fair value of our market condition awards using a Monte Carlo simulation with the following assumptions:

•
the closing stock price on the day preceding the grant,
•
the prediction time horizon, the vesting term of the grant,
•
the three-year Treasury yield curve rate on the grant date,
•
the standard deviation of historical daily returns for the length of the vesting term of the grant.

	Valuation Date
	January 25, 2023	January 20, 2022
Valuation assumptions of market condition PBRSUs
Risk free rate	3.77%	1.34%
Volatility	95.06%	97.92%
Simulation period	2.93 years	2.92 years
Fair value	$20.62	$15.94

Stock Options – We have had no activity or stock-based compensation expense related to stock options during the past three years. As of December 31, 2023, we had 13,000 options at a weighted average exercise price of $25.66, all of which were out of the money and are scheduled to expire in 0.92 years.

Stock-based Compensation Expense – A summary of our stock-based compensation expense recognized and related income tax benefit for each of the three years we present our income statement is presented below:

	Stock Based Compensation
	2023	2022	2021
	(In Thousands)
Stock-based compensation expense - Cost of sales	845	512	371
Stock-based compensation expense - SG&A	3,983	3,513	5,145
Income tax benefit	(1,128)	(947)	(1,355)

As of December 31, 2023, unrecognized compensation cost related to outstanding awards was $6,597,000 with a weighted-average remaining vesting period of 1.7 years.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

10. Employee Savings and Stock Purchase Plans, Collective Bargaining Agreements and Executive Benefit Agreement

Death Benefit Agreement - We were party to a death benefit agreement (“2005 Agreement”) with Jack E. Golsen (“J. Golsen”), who retired effective December 31, 2017.

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

Employee Savings Plans - We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. For full-time employees not covered by a collective bargaining agreement, beginning in April 2023 we match dollar for dollar of an employee’s contribution, up to a total of 5% of pre-tax earnings for substantially all full-time employees. Prior to this we matched 50% of an employee’s contribution, up to 8%. For 2023, 2022 and 2021, the amounts contributed to this plan were approximately $1.9 million, $1.3 million, and $1.0 million respectively.

Employee Stock Purchase Plan - During 2022 our Board adopted and our shareholders approved our 2022 Employee Stock Purchase Plan (“ESPP”), which provides for payroll deductions by employees to purchase LSB stock direct from the Company at a discount to market price. The maximum number of shares reserved and available for issuance under the ESPP shall not exceed 4,500,000 shares. As of December 31, 2023 there were approximately 4,467,000 shares available for subsequent issuance under the ESPP. Eligibility in the ESPP is limited to our employees who have been continuously employed for a period of at least 30 days as of the first day of an offering and satisfy other requirements set forth in the ESPP. The ESPP offering period under the ESPP will be 6 months in duration and commence on the first business day of January and July of each year. Participants in the ESPP are subject to individual limits on (a) percentage of eligible compensation allocated toward purchases; (b) number of shares purchased and (c) in the event the participant holds stock option awards, total fair market value of purchases. The purchase price of each share will be 90 percent of the closing price of a share of our common stock on the exercise date. Shares purchased by the participant are issued from our treasury stock. During 2023, we had two offerings and approximately 24,000 shares were issued from our treasury stock to participants at an average closing price of $9.59. During 2022, we had one offering and approximately 9,000 shares were issued from our treasury stock to participants at a closing price of $13.30.

Collective Bargaining Agreements - As of December 31, 2023, we employed 586 persons, 163 whom are represented by unions under collective bargaining agreements. We have three 3-year union contracts which were successfully ratified in 2022.

11. Related Party Transactions

As of December 31, 2023 TLB-LSB, LLC, which is an affiliate of Todd Boehly beneficially owns, approximately 15.3 million shares of our outstanding common stock, or approximately 21% of our outstanding common stock.

As discussed in Note 1 – Summary of Significant Accounting Policies, as the result of the stockholders’ approval, the Series E and Series F Redeemable Preferred exchange transaction was consummated during 2021. Pursuant to the terms of the exchange agreement, an affiliate of Eldridge exchanged all of the shares of the Series E and Series F Redeemable Preferred for approximately 49.1 million shares of our common stock.

Also, as part of the exchange transaction, our Board declared the Special Dividend that was paid through the issuance of approximately 9.1 million shares of common stock in 2021, which amount included approximately 1.2 million shares to LSB Funding and approximately 0.7 million shares to certain of the Golsen Holders. In addition, pursuant to the anti-dilution terms of the Series B and Series D Preferred, which shares were held by certain of the Golsen Holders, the conversion ratio of the 12% Cumulative, Convertible Preferred Stock, par value $100 (“Series B Preferred”) increased to 43.3333 to 1 from 33.3333 to 1 and Series D 6% Cumulative, Convertible Class C Preferred Stock, no par value (“Series D Preferred”) increased to 0.325 to 1 from 0.25 to 1.

Following the exchange transaction in 2021, certain of the Golsen Holders who held all of the outstanding shares of Series B Preferred and Series D Preferred provided notice to convert all of their shares of Series B Preferred and Series D Preferred into approximately 1.2 million shares of our common stock, pursuant to the terms of these securities. Pursuant to the terms of these securities, our Board declared and we paid the accumulated dividends totaling approximately $1.9 million on the Series B and Series D Preferred. As a result, no shares of the Series B Preferred and Series D Preferred remain outstanding as of December 31, 2021.

As of December 31, 2023, we have one outstanding financing arrangement with an affiliate of Eldridge as discussed in Note 5 – Long-Term Debt. In addition, an affiliate of Eldridge held approximately $30 million of our Senior Secured Notes.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

During 2022, we exhausted our stock repurchase authorization, including by repurchasing 9.0 million shares at an average cost of $12.58 per share in connection with a public offerings by LSB Funding and SBT Investors, each of which is an affiliate of Eldridge.

Pursuant to the terms of the Board Representation and Standstill Agreement, as amended, our Board includes two directors that are employees of affiliates of LSB Funding and SBT Investors. During 2023, we incurred director fees associated with these directors totaling approximately $0.4 million and approximately $0.3 million for 2022 and 2021 for each respective year.

During 2023, 2022 and 2021, we incurred director fees associated with Barry H. Golsen totaling approximately $0.2 million during 2023 and approximately $0.1 million for 2022 and 2021 for each respective year.

As the result of J. Golsen informing the Board of his election to retire as Executive Chairman effective December 31, 2017, we determined not to extend the employment agreement with J. Golsen beyond its then current term that expired on December 31, 2017 and, in accordance with the terms his employment agreement, delivered a notice of non-renewal to J. Golsen. Following his retirement, J. Golsen served as Chairman Emeritus of our Board.

In 2017, we entered into a transition agreement with J. Golsen that commenced on January 1, 2018 and ends upon the earlier of his death or a change in control as defined in the agreement. During the term, J. Golsen received an annual cash retainer of $480,000 and an additional monthly amount of $4,400 to cover certain expenses. In accordance with the terms of the Transition Agreement, we also reimburse J. Golsen for his cost of certain medical insurance coverage until his death. J. Golsen passed away in April 2022.

We were party to the 2005 Agreement with J. Golsen. See discussion in Note 10 – Employee Savings and Stock Purchase Plans, Collective Bargaining Agreements and Executive Benefit Agreement.

12. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	2023	2022	2021
	(In Thousands)
Cash payments (refunds) for:
Interest on long-term debt and other, net of capitalized interest	$42,921	$41,956	$43,583
Income taxes, net	$1,689	$1,508	$(182)

Noncash investing and financing activities:
Property, plant and equipment acquired and not yet paid at end of period	$25,017	$28,394	$17,649
(Gain) loss on extinguishment of debt	$(8,644)	$113	$—
Accounts payable associated with debt-related costs	$450	$—	$—
Series E and Series F Redeemable Preferred and related dividends, accretion, and embedded derivative exchanged for common stock, net of related costs in accounts payable	$—	$—	$306,690
Gain on extinguishment of PPP loan	$—	$—	$10,000
Series B and Series D preferred converted into common stock	$—	$—	$3,000

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

13. Net Sales

Disaggregated Net Sales

As discussed in Note 1 – Summary of Significant Accounting Policies, we primarily derive our revenues from the sales of various chemical products. The following table presents our net sales disaggregated by our principal markets, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	2023	2022	2021
	(In Thousands)
Net sales:
AN & Nitric Acid	$221,818	$315,679	$228,754
Urea ammonium nitrate (UAN)	154,206	239,463	123,840
Ammonia	166,581	284,005	155,159
Other	51,104	62,564	48,486
Total net sales	$593,709	$901,711	$556,239

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 36 months as of December 31, 2023.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments. We had approximately $1.0 million and $2.0 million of contract liabilities as of December 31, 2023 and 2022, respectively which are reflected as accrued liabilities in our consolidated balance sheets. During 2023 and 2022, deferred revenues of $1.6 million and $1.5 million, respectively were recognized and included in the balance as of December 31, 2023 and 2022. Our contract assets consists of unconditional rights to payment from our customers, which are reflected as accounts receivable in our consolidated balance sheets.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. As of December 31, 2023, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations total approximately $70.2 million, of which approximately 66% of this amount relates to 2024 through 2026, approximately 17% relates to 2027 through 2028, with the remainder thereafter.

14. Leases

Our leasing activity primarily consists being a lessee of railcars and office space. We have in excess of 1,300 railcars under lease, Typically, the initial term for such leases ranges from 2 years to 10 years, and the majority do not include any renewal options. Substantially all our railcar leases are operating leases with a limited number classified as financing leases.

We currently lease the office space housing our headquarters in Oklahoma City, Oklahoma. In November 2023, we modified the then existing lease by extending the lease term, adding additional square footage and revising the rental rate. The modified lease, which is an operating lease, has a term that ends in February 2031 with a five-year renewal option. The incremental lease liability recognized as a result of the modification was $1.9 million with a corresponding increase to the right of use asset.

From time to time when we have excess freight capacity, we may sublease a portion of our railcars fleet on a short term basis to other parties. The income for these subleases is recorded as a component of "Other (income) expense, net" in our consolidated statement of operations.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

	2023	2022	2021
	(Dollars In Thousands)
Components of lease expense:
Operating lease cost	$11,071	$10,692	$9,998
Short-term lease cost	3,399	3,634	2,243
Other cost (1)	391	275	157
Sublease income	(5,632)	—	—
Total lease cost	$9,229	$14,601	$12,398
Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$10,948	$10,552	$10,290
Operating cash flows from finance leases	78	56	33
Financing cash flows from finance leases	231	168	92
Cash paid for amounts included in the measurement of lease liabilities	$11,257	$10,776	$10,415

Right-of-use assets obtained in exchange for new operating lease liabilities	$11,969	$4,347	$9,549

Right-of-use assets obtained in exchange for new finance lease liabilities	$46	$932	$—

Other lease-related information:
Weighted-average remaining lease term - operating leases (in years)	4.3	3.3	4.0
Weighted-average remaining lease term - finance leases (in years)	4.0	4.9	3.2
Weighted-average discount rate - operating leases	8.26%	8.25%	8.44%
Weighted-average discount rate - finance leases	7.53%	7.54%	8.69%

_____________________________

(1)
Includes variable and finance lease costs.

As of December 31, 2023, future minimum lease payments due under ASC 842 are summarized by fiscal year in the table below:

	Operating Leases	Finance Leases
	(In Thousands)
2024	$10,443	$292
2025	6,526	335
2026	4,147	204
2027	2,993	137
2028	1,661	79
Thereafter	3,792	53
Total lease payments	29,562	1,100
Less imputed interest	(4,693)	(147)
Present value of lease liabilities	$24,869	$953

As of December 31, 2023, we have executed operating leases with lease terms greater than one year, totaling approximately $0.8 million which have not yet commenced.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2023, 2022, and 2021

Description (1)	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
	(In Thousands)
Accounts receivable - allowance for doubtful accounts:
2023	$699	$(164)	$171	$364

2022	$474	$485	$260	$699

2021	$378	$96	$—	$474

Deferred tax assets - valuation allowance:
2023	$14,916	$274	$15	$15,175

2022	$46,968	$(28,268)	$3,784	$14,916

2021	$64,655	$(17,687)	$—	$46,968

_____________________________

(1)
Reduction in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.