Form 10-Q
period 2024-03-31
LSB INDUSTRIES, INC.
filed 2024-04-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the Registrant's common stock was 71,543,719 shares as of April 26, 2024.

FORM 10-Q OF LSB INDUSTRIES, INC.

When we refer to "us", "we", "our", "Company" or "LSB" we are describing LSB Industries, Inc. and its subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2024 is unaudited)

	March 31,	December 31,
	2024	2023
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$125,991	$98,500
Restricted cash	2,532	2,532
Short-term investments	139,238	207,434
Accounts receivable	54,108	40,749
Allowance for doubtful accounts	(366)	(364)
Accounts receivable, net	53,742	40,385
Inventories:
Finished goods	19,643	26,329
Raw materials	2,320	1,799
Total inventories	21,963	28,128
Supplies, prepaid items and other:
Prepaid insurance	10,768	14,846
Precious metals	11,560	12,094
Supplies	30,682	30,486
Other	2,767	2,337
Total supplies, prepaid items and other	55,777	59,763
Total current assets	399,243	436,742
Property, plant and equipment, net	832,192	835,298
Other assets:
Operating lease assets	27,235	24,852
Intangible and other assets, net	1,449	1,292
Total other assets	28,684	26,144
Total assets	$1,260,119	$1,298,184
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	56,064	68,323
Short-term financing	9,018	13,398
Accrued and other liabilities	38,820	30,961
Current portion of long-term debt	5,742	5,847
Total current liabilities	109,644	118,529
Long-term debt, net	543,835	575,874
Noncurrent operating lease liabilities	18,260	16,074
Other noncurrent accrued and other liabilities	523	523
Deferred income taxes	69,672	68,853
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $.10 par value; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	501,097	501,026
Retained earnings	232,638	227,015
Total stockholders’ equity	742,852	737,158
Less treasury stock, at cost:
Common stock, 18.9 million shares (18.1 million shares at December 31, 2023)	224,667	218,827
Total stockholders' equity	518,185	518,331
Total liabilities and stockholders’ equity	$1,260,119	$1,298,184

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In Thousands, Except Per Share Amounts)
Net sales	$138,204	$180,964
Cost of sales	115,926	139,359
Gross profit	22,278	41,605

Selling, general and administrative expense	10,294	9,867
Other expense, net	724	1,203
Operating income	11,260	30,535

Interest expense, net	9,729	12,212
Gain on extinguishment of debt	(1,134)	—
Non-operating other income, net	(3,561)	(3,476)
Income before provision for income taxes	6,226	21,799
Provision for income taxes	603	5,898
Net income	$5,623	$15,901

Income per common share:
Basic:
Net income	$0.08	$0.21

Diluted:
Net income	$0.08	$0.21

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2023	91,168	(18,051)	$9,117	$501,026	$227,015	$(218,827)	$518,331
Net income					5,623		5,623
Stock-based compensation				1,394			1,394
Purchase of common stock		(690)				(5,397)	(5,397)
Vesting of equity compensation		109		(1,323)		1,323	—
Shares withheld upon vesting of equity compensation		(231)				(1,766)	(1,766)
Balance at March 31, 2024	91,168	(18,863)	$9,117	$501,097	$232,638	$(224,667)	$518,185

Balance at December 31, 2022	91,168	(14,888)	$9,117	$497,179	$199,092	$(189,515)	$515,873
Net income					15,901		15,901
Stock-based compensation				719			719
Vesting of equity compensation		53		(682)		682	—
Shares withheld upon vesting of equity compensation		(204)				(2,541)	(2,541)
Balance at March 31, 2023	91,168	(15,039)	$9,117	$497,216	$214,993	$(191,374)	$529,952

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
Cash flows from operating activities
Net income	$5,623	$15,901
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	819	5,608
Gain on extinguishment of debt	(1,134)	—
Depreciation and amortization of property, plant and equipment	17,114	17,439
Stock-based compensation	1,393	719
Other	3,929	1,223
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(11,408)	15,418
Inventories	6,165	1,251
Prepaid insurance	4,078	5,158
Supplies, prepaid items and other	(116)	(4,455)
Accounts payable	(7,911)	(4,861)
Accrued interest	7,867	10,905
Other assets and other liabilities	(2,312)	(5,059)
Net cash provided by operating activities	24,107	59,247

Cash flows from investing activities
Expenditures for property, plant and equipment	(18,287)	(18,437)
Proceeds from short-term investments	100,878	88,707
Purchases of short-term investments	(34,689)	(133,660)
Other investing activities	—	11
Net cash provided (used) by investing activities	47,902	(63,379)

Cash flows from financing activities
Repurchases of 6.25% Senior Secured Notes	(31,316)	—
Payments on other long-term debt	(1,443)	(2,180)
Payments on short-term financing	(4,379)	(5,967)
Acquisition of treasury stock, net	(7,163)	—
Payments of debt-related costs	(217)	—
Other financing activities	—	(2,541)
Net cash used by financing activities	(44,518)	(10,688)

Net increase (decrease) in cash and cash equivalents	27,491	(14,820)

Cash, cash equivalents and restricted cash at beginning of period	101,032	63,769
Cash, cash equivalents and restricted cash at end of period	$128,523	$48,949

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”), filed with the SEC on March 6, 2024. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three-month periods ended March 31, 2024 and 2023 and the Company’s financial position as of March 31, 2024.

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

Sales to customers include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States (“U.S.”); industrial users of acids throughout the U.S. and parts of Canada; and explosive manufacturers in the U.S. and other parts of North America.

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

Repurchase Program – In May 2023, our Board of Directors (our “Board”) authorized a $150 million stock repurchase program. Total repurchase authority remaining under the repurchase program was $116 million as of March 31, 2024. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing securities, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate us to purchase any particular number or type of securities. During the first quarter of 2024, we repurchased approximately 0.7 million shares of common stock at an average price of $7.82 per share.

Restricted Cash – We classify cash that has been segregated or is otherwise limited in use as restricted. Our restricted cash as of March 31, 2024 and December 31, 2023, relates primarily to certain cash collateral held by Wells Fargo under our prior revolving credit facility, terminated in December 2023 and discussed in Note 4 – Long-Term Debt, for letters of credit outstanding as we transition these items to our current revolving credit facility (the “Revolving Credit Facility) pursuant to that credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent. All of our restricted cash is classified as a current asset and is separately presented on the face of our consolidated balance sheet. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

within the consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

	March 31,	December 31,
	2024	2023
	(in Thousands)
Cash and cash equivalents	$125,991	$98,500
Restricted cash	2,532	2,532
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	128,523	101,032

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

Impairment of Long – Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An asset’s fair value must be determined when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and/or its eventual disposition. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. In general, and depending on the event or change in circumstances, our asset groups are reviewed for impairment on a facility-by-facility basis (such as the Cherokee Facility, El Dorado Facility or Pryor Facility).

Short-Term Financing – Our short-term financing represents the short-term note related to financing of our insurance premium, which is renewed annually each November.

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

Derivatives, Hedges and Financial Instruments – Periodically, we entered into certain forward natural gas contracts. Whenever we have such derivative contracts outstanding that are subject to derivative accounting, they are recognized in the balance sheet and measured at fair value. Changes in fair value of derivatives are recorded in results of operations unless the normal purchase or sale exceptions apply, or hedge accounting is elected.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2024, we have executed operating leases with lease terms greater than one year, with total payments of approximately $1.1 million which have not yet commenced.

Recently Issued Accounting Pronouncements

ASU 2023-07 - In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments include a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify single reportable segment entities must apply Accounting Standard Codification (“ASC”) 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions and require disclosure of the title and position of the CODM. This update is effective for public entities fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the effect of adoption of this update on our consolidated financial statements and related disclosures. However, while we do not expect it to impact our results of operations or financial position, we expect that it will result in additional disclosures.

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We considered all ASUs issued and outstanding or that became effective since January 1, 2024 through the date of these financial statements and determined them not to be applicable or materially impact our financial statements other than those ASU's specifically addressed above.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Net Income per Common Share

	Three Months Ended
	March 31,
	2024	2023
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income	$5,623	$15,901
Numerator for basic and diluted net income per common share	$5,623	$15,901

Denominator:
Denominator for basic net income per common share - adjusted weighted-average shares (1)	72,842	75,807
Effect of dilutive securities:
Unvested restricted stock and stock units	331	504
Dilutive potential common shares	331	504
Denominator for diluted net income per common share - adjusted weighted-average shares	73,173	76,311

Basic net income per common share	$0.08	$0.21

Diluted net income per common share	$0.08	$0.21

_____________________________

(1)
All periods exclude the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended
	March 31,
	2024	2023

Restricted stock and stock units	714,563	395,301
Stock options	13,000	13,000
	727,563	408,301

3. Accrued and Other Liabilities

	March 31,	December 31,
	2024	2023
	(In Thousands)
Accrued interest	$15,512	7,487
Current portion of operating lease liabilities	9,037	8,795
Accrued payroll and benefits	5,060	9,400
Accrued taxes other than income	2,453	2,198
Customer deposits	2,369	874
Other	4,912	2,730
	39,343	31,484
Less noncurrent portion	523	523
Current portion of accrued and other liabilities	$38,820	$30,961

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Our long-term debt consists of the following:

	March 31,	December 31,
	2024	2023
	(In Thousands)
Revolving Credit Facility (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	542,090	575,000
Secured Financing due 2025, with an interest rate of 8.75% (C)	12,770	14,133
Finance Leases	2,190	953
Unamortized debt issuance costs (1)	(7,473)	(8,365)
	549,577	581,721
Less current portion of long-term debt	5,742	5,847
Long-term debt due after one year, net	$543,835	$575,874

_____________________________

(1)
Debt issuance costs as of March 31, 2024 and December 31, 2023 of approximately $0.7 million and $0.5 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance cost. They are included in our condensed consolidated balance sheet in Intangible and other assets, net.
(A)
The Revolving Credit Facility provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability is subject to a borrowing base and an availability block of $7.5 million, which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of March 31, 2024, our Revolving Credit Facility was undrawn and had approximately $45.4 million of availability, based on our eligible collateral. The maturity date of the Revolving Credit Facility is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes, which is currently October 15, 2028, (unless refinanced or repaid) and (ii) December 21, 2028. The Revolving Credit Facility contains a financial covenant, which requires that, solely if we elect to remove the $7.5 million availability block, we must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The financial covenant, if triggered, is tested monthly. The financial covenant was not triggered as of March 31, 2024.

Interest accrues on outstanding borrowings under the Revolving Credit Facility at a rate per annum equal to, at the option of us, either (a) term Secured Overnight Financing Rate (“SOFR”) for a period of one month (with a fallback to the prime rate if such rate is unavailable), plus 0.10%, plus an applicable margin of 1.625% or (b) term SOFR for a period of one, three or six months (at our election), plus 0.10%, plus an applicable margin of 1.625%, in each case with a floor of 0.00%.

(B)
We previously issued at par an aggregate total of $700 million principal value of our Senior Secured Notes due 2028 (“Senior Secured Notes”). The Senior Secured Notes, which mature in October 2028, bear interest at a rate of 6.25% paid in arrears on May 15 and October 15. Please see Note 5 in our 2023 Form 10-K for further discussion of the Senior Secured Notes. From time to time, we have engaged in open market repurchases to extinguish a portion of the outstanding balance.

During the first quarter of 2024, we repurchased $32.9 million in principal amount of our Senior Secured Notes for approximately $31.3 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $1.1 million.

(C)
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

As of March 31, 2024, our accrued liabilities for environmental matters totaled approximately $0.4 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

In 2017, the Company filed a Permit Renewal Application for its Non-Hazardous Injection Well Permit at the Pryor Facility. Although the Injection Well Permit expired in 2018, we continue to operate the injection well in accordance with an executed November 2023 Consent Order with the Oklahoma Department of Environmental Quality (“ODEQ”) that allows for the continued use of the injection well until a wastewater treatment process is designed, built and operational. The Company continues to work with the ODEQ under the terms of the Consent Order. We have identified and selected a wastewater treatment technology using biological processes that can and will treat the nitrogen-containing wastewater streams at our Pryor Facility. We are unable to estimate the costs related to the replacement of the disposal well at this time as we are in the early stages of design for the wastewater treatment process with a wastewater process design engineering firm. We have also commenced preliminary discussions with the ODEQ on permitting the treated wastewater discharges but have not received any confirmation from the ODEQ on their preliminary acceptance of our treated wastewater stream.

In 2006, the Company entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at our El Dorado Facility. The CAO required us to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan. The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that the El Dorado Facility was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019,

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. No liability has been established as of March 31, 2024, in connection with this ADEQ matter.

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

We received a Notice of Potential Violation ("NOV") for ten findings identified from an inspection conducted by the U.S. Environmental Protection Agency (“EPA”) Region IV at our Cherokee Facility in late 2022. We provided written responses to each finding in the inspection report issued in connection with such inspection and to the Notice of Potential Violations and held direct communications with the EPA related to the matter. A meeting was held with the EPA in January 2024 to discuss the NOV and our subsequent responsive actions. During the meeting, the EPA proposed two alternatives for the penalties related to the violations. We accepted one of the proposed alternatives, which included a cash fine and an investment in a community project, for which we accrued an estimate as of December 31, 2023.

B. Other Pending, Threatened or Settled Litigation

West Fertilizer Matter

In 2013, an explosion and fire occurred at the West Fertilizer Company (“West Fertilizer”) located in West, Texas, causing death, bodily injury and substantial property damage. West Fertilizer is not owned or controlled by us, but West Fertilizer was a customer of EDC and purchased HDAN from EDC from time to time. LSB and EDC received letters from counsel purporting to represent subrogated insurance carriers, personal injury claimants and persons who suffered property damages informing LSB and EDC that their clients are conducting investigations into the cause of the explosion and fire to determine, among other things, whether AN manufactured by EDC and supplied to West Fertilizer was stored at West Fertilizer at the time of the explosion and, if so, whether such AN may have been one of the contributing factors of the explosion. Initial lawsuits filed named West Fertilizer and another supplier of AN as defendants.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

After more than ten years of active litigation, we and EDC (with approval of our insurance carriers) have secured, in writing, the release of nearly all the plaintiffs asserting personal injury and property damage claimants and the release of all subrogation carriers. We are left only with a handful of personnel injury claimants, none of whom suffered serious injuries, and all of whom have failed to meaningfully prosecute their claims. As of March 31, 2024, no liability reserve has been established in connection with this matter.

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

During 2018, the Union County Trial Court bifurcated the case into: (1) Global’s claims against Leidos and LSB and (2) the cross-claims between Leidos and LSB. Part (1) of the case was tried in the Union County Trial Court. In March 2020, the Union County Trial Court rendered a judgment and then an amended final judgment in April 2020. The amended final judgment awarded Global (i) approximately $7.4 million (including the $3.5 million referred to above) for labor, service and materials furnished relating to the Ammonia Plant on the basis of what the Union County Trial Court called a claim for “nonpayment of invoices,” (ii) approximately $1.3 million for prejudgment interest on the same claim, and (iii) a lien on certain property and foreclosure on the lien to satisfy the monetary obligations of the judgement. In addition, post-judgment interest will accrue at the annual rate of 4.25% until the judgment is paid. LSB appealed this judgment and on October 18, 2023, the Arkansas Court of Appeals reversed and remanded. The Arkansas Court of Appeal ruled that the lien was defective and therefore invalid, and that the claim for “nonpayment of invoices” was not a cause of action and reversed and remanded the judgment on that claim. In December 2023, the Arkansas Court of Appeal denied Global’s request for rehearing and the Arkansas Supreme Court declined to hear Global’s appeal. As a result, we do not expect to have any material continuing liability related to this matter and, in 2023, we reversed approximately $9.8 million of payables and accrued liabilities, which related to approximately $2.4 million in pre and post-judgement accrued interest and $7.4 million of gross plant, property and equipment. These adjustments also impacted our results of operations for the twelve months ending December 31, 2023, through the reversals of approximately $2.4 million of interest expense and of approximately $1.8 million in previously recognized depreciation expense (a component of cost of sales) on the related plant, property and equipment.

LSB retains all of its claims against Leidos and intends to vigorously prosecute those claims and vigorously contest the cross-claims in Part (2) of the matter referred to above. We expect the trial to be set for late summer 2024.

No liability was established as of March 31, 2024, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Financial Instruments

Natural Gas Contracts

Periodically, we enter into certain forward natural gas contracts, which are accounted for on a mark-to-market basis. We utilize these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments. At March 31, 2024 and December 31, 2023, we had no outstanding natural gas contracts accounted for on a mark-to-market basis. When present, the valuations of the natural gas contracts are classified as Level 2.

Financial Instruments

At March 31, 2024 and December 31, 2023, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes. Fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement while the treasury securities are a Level 1. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	March 31, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$542	$518	$575	$543
Short-Term Investments	$139	$139	$207	$207

_____________________________

1.
Based on a quoted price of 95.5 at March 31, 2024 and 94.5 at December 31, 2023. Also see discussion in Note 4 (B).

7. Income Taxes

Provision for income taxes is as follows:

	Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
Current:
Federal	$—	$—
State	(216)	290
Total Current	$(216)	$290

Deferred:
Federal	$985	$4,622
State	(166)	986
Total Deferred	$819	$5,608
Provision for income taxes	$603	$5,898

The tax provision for the three months ended March 31, 2024, was $0.6 million (9.7% provision on pre-tax income). The tax provision for the three months ended March 31, 2023, was $5.9 million (27.1% provision on pre-tax income). For 2024, the effective tax rate was lower than the statutory tax rate primarily due to nondeductible compensation expense and state taxes. For 2023, the effective tax rate is higher than the statutory tax rate primarily due to state taxes, including state valuation allowances on certain newly generated state tax attributes.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results. Based on our analysis, we have determined that it is more-likely-than-not that all of our federal deferred tax assets and a portion of our state deferred tax assets will be utilized. We estimate an approximately $0.2 million increase in the related valuation allowance associated with these state deferred tax assets will be recorded during the year as part of the estimated annual effective tax rate applied to ordinary income.

We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets. Changes in positive and negative evidence, including differences between estimated

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and actual results, could result in changes in the valuation of our deferred tax assets that could have a material impact on our consolidated financial statements. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

LSB and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2020-2023 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. Additionally, the 2013-2019 years remain subject to examination for determining the amount of net operating loss and other carryforwards.

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

The following table presents our net sales disaggregated by our principal product types:

	Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
Net sales:
AN & Nitric Acid	$48,435	$58,272
Urea ammonium nitrate (UAN)	41,192	46,590
Ammonia	39,530	63,415
Other	9,047	12,687
Total net sales	$138,204	$180,964

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 34 months at March 31, 2024.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for product shipments. We had approximately $2.4 million and $1.0 million of contract liabilities as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and 2023, revenues of $0.1 million and $0.6 million, respectively, were recognized and included in the balances as of December 31, 2023 and 2022. Our contract assets consists of unconditional rights to payment from our customers, which are reflected as accounts receivable in our condensed consolidated balance sheets.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At March 31, 2024, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations totals approximately $72.6 million, of which approximately 65% of this amount relates to 2024 through 2026, approximately 19% relates to 2027 through 2028, with the remainder thereafter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Related Party Transactions

As of March 31, 2024, we had one outstanding financing arrangement with an affiliate of Eldridge as discussed in footnote (C) of Note 4. An affiliate of Eldridge holds $30 million of the Senior Secured Notes.

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended
	March 31,
	2024	2023
	(In Thousands)
Cash payments (refunds) for:
Income taxes, net	$(112)	$20
Noncash investing and financing activities:
Property, plant and equipment acquired and not yet paid at end of period	$19,957	$21,761
Gain on extinguishment of debt	$(1,134)	$—
Accounts payable associated with debt-related costs	$426	$—

11. Subsequent Events

Subsequent to March 31, 2024, through April 26, 2024, we repurchased 0.8 million shares of our common stock at an average price, inclusive of excise tax, of $8.40 per share and repurchased $42.1 million in principal amount of our Senior Secured Notes for $40.1 million, which will be accounted for as an extinguishment of debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our March 31, 2024 condensed consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and we manufacture and sell chemical products for the agricultural, mining and industrial markets. We own and operate three multi-plant facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma and operate a facility on behalf of Covestro in Baytown, Texas. Our products are sold through distributors and directly to end customers primarily throughout the U.S. and other parts of North America.

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
▪
We have multiple initiatives currently underway focused on continuing to improve the reliability of our plants as we advance towards our ammonia on-stream operating rate goal and increase our production volumes of downstream products. Progress towards these goals would enable us to produce greater volumes of product for sale while lowering our unit cost of production thereby increasing our overall profitability. Additionally, our product quality program continues to focus on providing products to our customers that meet our quality standards.
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

As a result, we are currently evaluating and developing projects that could enable us to become a producer and marketer of low-carbon ammonia and other derivative products. These include a low-carbon ammonia project at our El Dorado facility in collaboration with Lapis Energy and a low-carbon ammonia project on the Houston Ship Channel in conjunction with INPEX Corporation (“INPEX”), Air Liquide Group (“Air Liquide”) and Vopak Exolum Houston LLC (f/k/a Vopak Moda Houston LLC), a joint venture between Royal Vopak and Exolum (“Vopak Exolum”). Low-carbon ammonia is produced using natural gas and conventional processes but includes an additional stage where the carbon dioxide emissions are captured and permanently stored in deep underground rock formations. The resulting low carbon emission product, we believe, can be sold at a premium to power generation, marine, industrial, mining and agricultural customers seeking to reduce their carbon footprint and potentially capitalize on government incentives.

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

Recent Business Developments

Advanced Low-Carbon Ammonia Initiatives

In October 2023, we announced a collaboration with INPEX, Air Liquide and Vopak Exolum to conduct a pre-FEED for the development of a large-scale, low-carbon ammonia production and export project on the Houston Ship Channel. If the development proceeds, the project’s first phase is targeted to produce more than 1.1 million metric tons per year of low-carbon ammonia by early 2029, with options for future production expansions.

The parties completed a feasibility study on the project during the first quarter of 2023 and the proposed facility’s location on the Houston Ship Channel, the second largest petrochemical corridor in the world, leverages existing infrastructure assets. Vopak Exolum has invested in storage and handling infrastructure for bulk liquid products and currently operates an ammonia terminal that includes storage tanks and a newbuild dock with multiple deep-water berths. The project also has access to utilities and would be near multiple pipelines that could supply raw materials like natural gas and water.

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
•
INPEX and LSB would collaborate on low-carbon ammonia production. We led the selection of KBR Inc. as the ammonia loop technology provider, and will lead the pre-FEED, engineering, procurement and construction of the facility. We would also be responsible for the day-to-day operation of the ammonia loop.
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
•
Vopak Exolum currently operates ammonia storage and handling infrastructure from its Very Large Gas Carriers-capable deepwater berth located in the deepest part of the Houston Ship Channel. Vopak Exolum will maintain its ownership of the existing infrastructure and plans to build additional storage capacity as required to handle the low-carbon ammonia production of the proposed new facility.

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

In April 2022, we entered into an agreement with Lapis Energy to develop a project to capture and permanently sequester CO2 at our El Dorado, Arkansas facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will invest the majority of the capital required for project development. The project is expected to be completed and operational by early 2026, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and permanently sequester more than 450,000 metric tons of CO2 per year in underground saline aquifers. The permanently sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured and pay us a fee for each ton of CO2 captured and permanently sequestered beginning in 2026. Once in operation, the sequestered CO2 is expected to reduce our scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering more than 450,000 metric tons of CO2 annually is expected to enable LSB to produce over 375,000 metric tons of low-carbon ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. In February 2023, a key milestone was achieved in the advancement of our low-carbon ammonia project at El Dorado by filing a pre-construction Class VI permit application with the U.S. Environmental Protection Agency (the “EPA”). The EPA recognized the application as complete in March 2023 and is currently in the review process.

Stronger Sales Volume Offset by Lower Product Selling Prices

Sales volumes of our products increased in the first quarter of 2024 as compared to the same quarter of 2023. These favorable volume trends were driven, in part, by strong demand for fertilizers during the pre-plant and early Spring application seasons coupled with the success of our strategic commercial efforts, supported by stronger nitric acid and urea production at our facilities resulting from our plant reliability initiatives. The increase in sales volumes was more than offset by the impact of lower selling prices for our products relative to the first quarter of 2023.

Nitrogen chemical prices declined from 2022 peak levels through much of 2023 due to a variety of domestic and international factors. One of the most significant of these factors was the decline in natural gas costs in Europe. Natural gas is the primary feedstock for the production of ammonia and a key driver of ammonia selling prices globally. During the second half of 2022 and first half of 2023, natural gas prices in Europe dropped as relatively warm winter temperatures reduced demand, which, combined with a rise in imports of liquified natural gas from the U.S., resulted in ample supply and high gas storage inventories. After having production largely curtailed for much of 2022 due to the high input costs, lower natural gas prices enabled a majority of European ammonia facilities to resume operations over the course of 2023, increasing global supply for nitrogen products. These gas supply dynamics persisted in the early part of 2024, keeping natural gas costs in Europe at levels similar to much of 2023. However, natural gas prices in Europe remain significantly higher than those in the U.S., making European operators the high cost, or marginal producers, of ammonia globally.

A slowdown in Far East Asian industrial activity combined with lower demand for phosphate products also contributed to lower nitrogen prices during much of 2023 and the first quarter of 2024. Ammonia is a feedstock for various downstream chemicals that are produced in Asia, such as caprolactam and acrylonitrile, and markets for these products continue to be weak, resulting in reduced ammonia demand.

Despite the pressures on nitrogen pricing, ammonia prices thus far in 2024 have been significantly above 2023 lows reached in July, supported by a combination of global factors, including: strong U.S. demand for nitrogen fertilizers in the fourth quarter of 2023 and first quarter of 2024, multiple unplanned production outages in the U.S. due to cold weather events, constrained ammonia imports into Europe from the Middle East due to the disruption of shipping through the Suez canal, and the delayed start-up of new production capacity. We believe ammonia pricing could moderate over the balance of 2024 for a variety of reasons, including: the start-up of new production capacity during the second half of the year, an increase in Russian exports during the second half of the year, and continued depressed demand for nitrogen products from the global industrial sector, particularly in Asia. Upside to our 2024 pricing expectations could be driven by a variety of factors, including: an increase in energy prices, a strengthening Chinese economy driving increased industrial market demand, further delays in new production capacity coming online and supportive weather dynamics.

The USDA’s National Agricultural Statistics Service recently announced that the results of its producer survey revealed that U.S. farmers intend to plant approximately 90 million acres of corn in 2024, down 5% from 2023. Despite the year-over-year decline, we believe this level of plantings should continue to support strong demand for fertilizers over the balance of the planting season. Looking ahead, we believe corn futures prices are at levels that would suggest that farmers will be incentivized to optimize fertilizer application in late 2024 and early 2025 to maximize yields next year.

Despite global economic challenges, demand for our industrial and mining products is stable. Nitric acid demand has been healthy, reflecting the resilience of the U.S. economy. Demand for AN for use in mining applications is steady due, in part, to strong prices for metals including gold and copper, as well as continued attractive market fundamentals for quarrying and aggregate production relating to infrastructure construction. While some degree of economic uncertainty persists, we believe that we have a meaningful degree of downside protection in our industrial and mining business given our diverse customer base, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

From a farmer’s perspective, the demand for fertilizer is affected by the aggregate crop planting decisions including farm economics, weather and fertilizer application rate decisions of individual farmers. Individual farmers make planting decisions based largely on prospective profitability of a harvest, while the specific varieties and amounts of fertilizer they apply depend on factors such as their financial resources, soil conditions, weather patterns and the types of crops planted.

Additionally, changes in corn prices, as well as soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely affecting prices.

According to the World Agricultural Supply and Demand Estimates Report dated April 11, 2024 (“April Report”), farmers planted approximately 94.6 million acres of corn in 2023, up 7.3% compared to the 2022 planting season. In addition, the U.S. Department of Agriculture (“USDA”) estimates the U.S. ending stocks for the 2023 Harvest will be approximately 53.9 million metric tons, a 55.8% increase from the 2022 Harvest. The USDA's expected yield for the 2023 Harvest is 177.3, up approximately 2.2% from a year ago.

The following April 2024 estimates are associated with the corn market:

	2024 Crop	2023 Crop		2022 Crop
	(2023 Harvest)	(2022 Harvest)	Percentage	(2021 Harvest)	Percentage
	April Report (1)	April Report (1)	Change (2)	April Report (1)	Change (3)
U.S. Area Planted (Million acres)	94.6	88.2	7.3%	92.9	1.8%
U.S. Yield per Acre (Bushels)	177.3	173.4	2.2%	176.7	0.3%
U.S. Production (Million bushels)	15,342	13,651	12.4%	15,018	2.2%
U.S. Ending Stocks (Million metric tons)	53.9	34.6	55.8%	35.0	54.0%
World Ending Stocks (Million metric tons)	318.3	302.2	5.3%	310.8	2.4%

1.
Information obtained from the April Report for the 2023/2024 ("2024 Crop"), 2022/2023 (“2023 Crop”) and 2021/2022 (“2022 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2024 Crop amounts compared to the 2023 Crop amounts.
3.
Represents the percentage change between the 2024 Crop amounts compared to the 2022 Crop amounts.

The current USDA corn outlook for the U.S. is for reduced supplies, lower food, seed, and industrial use and larger ending stocks. Corn production for the 2024 Crop is forecast at 15.3 billion bushels, up 12.4% over the 2023 Crop. From a demand perspective, corn prices continue to be close to the 10-year averages, which we expect to incentivize farmers to optimize fertilizer applications during the first half of 2024 in order to maximize yields.

Industrial and Mining Products

Our industrial products sales volumes are dependent upon general economic conditions, primarily in the housing, automotive and paper industries. Demand for our industrial products has remained steady in the first quarter of 2024. Nitric acid demand is stable as the demand impacts of high inflation in the U.S. have been offset by global producers shifting production from international facilities to their U.S. operations in order to take advantage of lower domestic input costs. Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

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

The following table shows the volume of natural gas purchased and the average cost per MMBtu:

	Three Months Ended
	March 31,
	2024	2023
Natural gas volumes (MMBtu in millions)	7.2	7.4
Natural gas average cost per MMBtu	$2.33	$5.66

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

Our Cherokee Facility is currently on a three-year ammonia plant Turnaround cycle with the next ammonia plant Turnaround planned in the fourth quarter of 2024. Our El Dorado Facility is currently on a three-year ammonia plant Turnaround cycle with the next ammonia plant Turnaround planned in the third quarter of 2025. Our Pryor Facility is currently on a two-year ammonia plant Turnaround cycle with the next ammonia plant Turnaround planned in the third quarter of 2024.

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

Consolidated Results of the First Quarter of 2024

Our consolidated net sales for the first quarter of 2024 were $138.2 million compared to $181.0 million for the same period in 2023. Our consolidated operating income for the first quarter of 2024 was $11.3 million compared to operating income of $30.5 million for the same period in 2023. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the First Quarter

Selling Prices

For the first quarter of 2024, average selling prices for our key products decreased compared to the first quarter of 2023. As discussed above under “Recent Business Developments,” declining European natural gas prices resulted in ammonia production costs in Europe declining substantially, translating into increased global supply and lower selling prices for ammonia and ammonia derivative fertilizers.

For the first quarter of 2024, average industrial selling prices for our products were also lower compared to the same period of 2023, primarily driven by the $262 per metric ton decrease in the Tampa Ammonia benchmark price, as many of our industrial contracts are indexed to the Tampa Ammonia benchmark price.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table contains certain financial information:

	Three Months Ended
	March 31,			Percentage
	2024	2023	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$48,435	$58,272	$(9,837)	(17)%
Urea ammonium nitrate (UAN)	41,192	46,590	(5,398)	(12)%
Ammonia	39,530	63,415	(23,885)	(38)%
Other	9,047	12,687	(3,640)	(29)%
Total net sales	$138,204	$180,964	$(42,760)	(24)%

Gross profit:
Adjusted gross profit (1)	$40,287	$59,015	$(18,728)	(32)%
Depreciation and amortization (2)	(17,094)	(17,416)	322	(2)%
Turnaround expense	(915)	6	(921)	N/M
Total gross profit	22,278	41,605	(19,327)	(46)%
Selling, general and administrative expense	10,294	9,867	427	4%
Other expense, net	724	1,203	(479)	(40)%
Operating income	11,260	30,535	(19,275)	(63)%
Interest expense, net	9,729	12,212	(2,483)	(20)%
Gain on extinguishment of debt	(1,134)	—	(1,134)
Non-operating other income, net	(3,561)	(3,476)	(85)	2%
Provision for income taxes	603	5,898	(5,295)	(90)%
Net income	$5,623	$15,901	$(10,278)	(65)%

Other information:
Gross profit percentage (3)	16.1%	23.0%	(6.9)%
Adjusted gross profit percentage (3)	29.2%	32.6%	(3.4)%
Property, plant and equipment expenditures	$18,287	$18,437	$(150)

_____________________________

N/M-Not meaningful.

(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial and mining products:

	Three Months Ended
	March 31,			Percentage
Product (tons sold)	2024	2023	Change	Change
AN & Nitric Acid	128,801	122,745	6,056	5%
Urea ammonium nitrate (UAN)	134,933	113,026	21,907	19%
Ammonia	94,831	88,997	5,834	7%
Total	358,565	324,768	33,797	10%

	Three Months Ended
	March 31,			Percentage
Gross Average Selling Prices (price per ton)	2024	2023	Change	Change
AN & Nitric Acid	$376	$475	$(99)	(21)%
Urea ammonium nitrate (UAN)	$305	$412	$(107)	(26)%
Ammonia	$417	$713	$(296)	(42)%

	Three Months Ended
	March 31,			Percentage
Average Benchmark Prices (price per ton)	2024	2023	Change	Change
Tampa Ammonia Benchmark	$466	$728	$(262)	(36)%
NOLA UAN	$251	$318	$(67)	(21)%

Net Sales

Net sales of our primary products decreased during the first quarter of 2024 compared to the prior year period driven by the impact of lower selling prices relative to the first quarter of 2023 for all of our products. Partially offsetting weaker pricing was an increase in sales volume driven by strong demand for fertilizers enhanced by our strategic commercial efforts. Additionally, we benefited from a healthy increase in downstream production volumes.

Demand for our industrial and mining products remains stable despite continued global economic challenges. Our contractual agreements with industrial customers that specify minimum volumes and our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand.

Gross Profit

As noted in the table above, we recognized a gross profit of $22.3 million for the first quarter of 2024 compared to $41.6 million for the same period in 2023, or a $19.3 million reduction. Overall, our gross profit percentage was 16.1% compared to a gross profit percentage of 23.0% for the same period in 2023. Our adjusted gross profit percentage decreased to 29.2% for the first quarter of 2024 from 32.6% for the first quarter of 2023.

The decrease in gross profit was primarily driven by lower sales prices for our products partially offset by higher sales volumes and lower natural gas costs.

Selling, General and Administrative

Our SG&A expenses were $10.3 million for the first quarter of 2024, an increase of $0.4 million compared to the same period in 2023. The net increase was primarily driven by increases in payroll related items partially offset by a reduction in expense relating to professional fees, insurance and other miscellaneous expenses.

Interest Expense

Interest expense for the first quarter of 2024 was $9.7 million compared to $12.2 million for the same period in 2023. The decrease primarily relates to reduced interest expense as a result of the repurchase of our 6.25% Senior Secured Notes made during beginning in the second quarter of 2023 and during March of 2024.

Gain on Extinguishment of Debt

During the first quarter of 2024, we repurchased $32.9 million of our Senior Secured Notes through open market transactions for approximately $31.3 million. As a result, we recognized a gain on extinguishment of debt, net of issuance costs, of approximately $1.1 million.

Other Expense, net

Other expense, net during the first quarter of 2024 and 2023 primarily relates to impairment and asset disposal expense partially offset by short-term rental income.

Non-operating Other Income, net

Non-operating other income, net for the first quarter of 2024 was $3.6 million compared to $3.5 million for the same period of 2023, primarily related to interest income earned during both periods from our short-term investments.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2024 was $0.6 million compared to $5.9 million for the same period of 2023. The resulting effective tax rate for the first quarter of 2024 was 9.7% compared to 27.1% for the same period of 2023. For the first quarter of 2024, the effective tax rate is lower than the statutory rate primarily due to nondeductible compensation and state taxes. For the first quarter of 2023, the effective tax rate is greater than the statutory rate primarily due to the impact of state taxes including state valuation allowances on certain newly generated state tax attributes. See discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the three months ended March 31:

	2024	2023	Change
	(In Thousands)
Net cash flows from operating activities	$24,107	$59,247	$(35,140)

Net cash flows from investing activities	$47,902	$(63,379)	$111,281

Net cash flows from financing activities	$(44,518)	$(10,688)	$(33,830)

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $24.1 million for the first three months ended 2024 compared to $59.2 million for the same period of 2023, a change of $35.1 million. The decrease was primarily a result of a reduction in net sales partially offset by lower cost of sales, working capital changes and higher interest income from short-term investments.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $47.9 million for the first three months ended 2024 compared to net cash used of $63.4 million for the same period of 2023, a change of $111.3 million.

For the first three months ended 2024, the net cash provided primarily relates to proceeds from short-term investments of $100.9 million, partially offset by purchases of short-term investments of $34.7 million and expenditures for PP&E of $18.3 million.

For the first three months ended 2023, the net cash used primarily relates to purchases of short-term investments of $133.7 million and expenditures for PP&E of $18.4 million, partially offset by proceeds from short-term investments of $88.7 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $44.5 million for the first three months ended 2024 compared to net cash used of $10.7 million for the same period of 2023, a change of $33.8 million.

For the first three months ended 2024, the net cash used primarily consists of repurchases of our 6.25% Senior Secured Notes of $31.3 million, payments on other long-term debt and short-term financing of $5.8 million and payments of $7.2 million for the purchase of treasury stock.

For the first three months ended 2023, the net cash used primarily consists of payments on other long-term debt and short-term financing of $8.2 million and payments of $2.5 million for other financing activities.

Capitalization

The following is our total cash and cash equivalents, short-term investments, long-term debt and stockholders’ equity as of March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023
	(In Millions)
Cash and cash equivalents	$126.0	$98.5
Short-term investments	139.2	207.4
Total cash, cash equivalents and short-term investments	$265.2	$305.9
Long-term debt:
Revolving Credit Facility	$—	$—
Senior Secured Notes due 2028 (1)	542.1	575.0
Secured Financing due 2025	12.8	14.1
Finance Leases	2.2	1.0
Unamortized debt issuance costs (2)	(7.5)	(8.4)
Total long-term debt, including current portion, net	$549.6	$581.7
Total stockholders' equity	$518.2	$518.3
(1)
See discussion contained in Note 4.
(2)
Debt issuance costs as of March 31, 2024 and December 31, 2023 of approximately $0.7 million and $0.5 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance cost. They are included in our condensed consolidated balance sheet in Intangible and other assets, net.

We currently have a revolving credit facility pursuant to that credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), with a borrowing base up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and an availability block of $7.5 million which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of March 31, 2024, our Revolving Credit Facility was undrawn and had approximately $45.4 million of availability. See Note 4 for further discussion on the facility.

For the full year of 2024, we expect capital expenditures to be approximately $60 million to $80 million. This capital spending is primarily planned for reliability and maintenance capital projects.

From time to time, when the Company exceeds the funding threshold in our natural gas purchase commitments the Company is required to fund cash collateral to our counterparty.

As of March 31, 2024, we had approximately $265.2 million of cash and short-term investments. From time to time, we may seek to deploy capital through additional share repurchases or the retirement or purchase of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that the combination of our cash on hand, short-term investments, the availability on our Revolving Credit Facility and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed in Note 4, the Revolving Credit Facility requires, among other things, that we meet a financial covenant. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of March 31, 2024, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB has $542 million aggregate principal amount of the 6.25% Senior Secured Notes outstanding as of March 31, 2024. Interest is to be paid semiannually in arrears on May 15th and October 15th, maturing October 15, 2028.

Secured Financing due 2025 – We are a party to a $30 million secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Revolving Credit Facility – At March 31, 2024, our Revolving Credit Facility was undrawn and had approximately $45.4 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Finance leases – Our finance leases consist primarily of leases on railcars. Most of our railcar leases are classified as operating leases.

Capital Expenditures – First Quarter 2024

For the first quarter of 2024, capital expenditures relating to PP&E were $18.3 million. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our expected capital expenditures.

Equity and debt repurchases

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

During the first quarter ended March 31, 2024, we repurchased approximately 0.7 million shares of common stock at an average cost of $7.82 per share for a total of approximately $5.4 million. Total repurchase authority remaining under the repurchase program was $116 million as of March 31, 2024. The repurchase program may be suspended, terminated or modified at any time for any reason.

During the first quarter ended March 31, 2024, we repurchased approximately $32.9 million in principal value of our Senior Secured Notes for approximately $31.3 million. The debt repurchase was intended as a means to deleverage our balance sheet and reduce future interest costs while maintaining a balanced capital allocation strategy that provides an appropriate level of liquidity to fund our operations and future growth opportunities.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $1.3 million for the first three months ended March 31, 2024 in connection with environmental projects. For the remainder of 2024, we expect to incur expenses ranging from $2.8 million to $3.2 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of March 31, 2024, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2024.

New Accounting Pronouncements

Refer to Note 1 for recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our 2023 Form 10-K. In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters, including matters discussed under footnote A of Note 5.

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

It is also reasonably possible that the estimates and assumptions utilized as of March 31, 2024, could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At March 31, 2024, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, these contracts are exempt from the accounting and reporting requirements relating to derivatives. At March 31, 2024, we had no outstanding natural gas contracts which are accounted for on a mark-to-market basis.

Interest Rate Risk

Generally, we are exposed to variable interest rate risk with respect to our Revolving Credit Facility. As of March 31, 2024, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our beliefs regarding our estimates and contingencies with respect claims and legal actions in the ordinary course of our business and their effect on our business, financial condition, results of operations or cash flows;
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
•
global supply chain disruptions;
•
other factors described in the MD&A contained in this report; and
•
other factors described in “Risk Factors” in our Form 10-K for the year ended December 31, 2023.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. Except to the extent required by law, we disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

April Report	-	The World Agricultural Supply and Demand Estimates Report dated April 11, 2024.

ASUs	-	Accounting Standard Updates.

ATR	-	AutoThermal Reforming.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The novel coronavirus disease of 2019.

EDA	-	El Dorado Ammonia L.L.C. (now merged into LSB Chemical, L.L.C. a subsidiary of LSB Industries, Inc.).

EDC	-	El Dorado Chemical Company (now merged into LSB Chemical, L.L.C. a subsidiary of LSB Industries, Inc.).

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Eldridge	-	Eldridge Industries, L.L.C.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EUC	-	Environmental Use Control.

FASB	-	Financial Accounting Standards Board.

FEED	-	Front end engineering design.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to the Company.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

IRS	-	Internal Revenue Service.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu	-	Million British thermal units.

MOU	-	Memorandum of understanding.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of Eldridge which matures in August 2025.

Senior Secured Notes	-

The senior secured notes issued on October 14, 2021 and the senior secured notes issued March 8, 2022, taken together both due on October 15, 2028 with a stated interest rates of 6.25% maturing in October 2028.

SG&A	-	Selling, general and administrative expense.

Ton	-	A unit of weight equal to 2,000 pounds.

Turnaround	-	A planned major maintenance activity.

UAN	-	Urea ammonium nitrate.

U.S.	-	United States.

U.S. GAAP	-	U.S. Generally Accepted Accounting Principles.

USDA	-	United States Department of Agriculture.

West Fertilizer	-	West Fertilizer Company.

Revolving Credit Facility	-

Our secured revolving credit facility pursuant to that credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Other Litigation

We are from time to time subject to various legal proceedings and claims arising in the ordinary course of business, including, but not limited to, examinations by the Internal Revenue Service. For further discussion of our legal matters, see “Note 5. Commitments and Contingencies—Legal Matters” in the notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Reference is made to Item 1A of our Form 10-K for the year ended December 31, 2023, filed with the SEC on March 6, 2024. There are no material changes from the risk factors disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchase of its common stock for the quarter ended March 31, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
January 1 – January 31, 2024	—	$—	—	$121,489,988
February 1 – February 29, 2024	—	—	—	121,489,988
March 1 – March 31, 2024	690,326	7.82	690,326	116,093,081
Total	690,326	$7.82	690,326	$116,093,081

(1)
In May 2023, our Board authorized a $150 million stock repurchase program. The stock repurchase program is discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Capitalization and in Note 1 – Summary of Significant Accounting Policies. The repurchase program does not have an expiration date and can be discontinued at any time.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

During our fiscal quarter ended March 31, 2024, certain of our officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as a “Rule 10b5-1 trading plan.” We describe the material terms of this Rule 10b5-1 trading plans below.

Michael J. Foster, Executive Vice President, General Counsel & Secretary

On March 12, 2024, Michael J. Foster, our Executive Vice President, General Counsel & Secretary, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. Foster, acting through a broker, may sell up to an aggregate of 72,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. The total vested and unvested common shares held by Mr. Foster is 478,167. Sales of shares under the plan may only occur from June 11, 2024 to June 10, 2025. The plan is scheduled to terminate on June 10, 2025, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Foster or the broker, or as otherwise provided in the plan.

Kristy D. Carver, Senior Vice President and Treasurer

On March 13, 2024, Kristy D. Carver, our Senior Vice President and Treasurer, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Ms. Carver, acting through a broker, may sell up to an aggregate of 26,813 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. The total vested and unvested common shares held by Ms. Carver is 109,763. Sales of shares under the plan may only occur from June 12, 2024 to February 28, 2025. The plan is scheduled to terminate on February 28, 2025, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Ms. Carver or the broker, or as otherwise provided in the plan.

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

(a)
Filed herewith or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 30th day of April 2024.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)