Form 10-Q
period 2024-06-30
LSB INDUSTRIES, INC.
filed 2024-08-01
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the Registrant's common stock was 71,621,131 shares as of July 26, 2024.

FORM 10-Q OF LSB INDUSTRIES, INC.

When we refer to "us", "we", "our", "Company" or "LSB" we are describing LSB Industries, Inc. and its subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2024 is unaudited)

	June 30,	December 31,
	2024	2023
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$216,257	$98,500
Restricted cash	77	2,532
Short-term investments	—	207,434
Accounts receivable	42,242	40,749
Allowance for doubtful accounts	(327)	(364)
Accounts receivable, net	41,915	40,385
Inventories:
Finished goods	19,202	26,329
Raw materials	2,068	1,799
Total inventories	21,270	28,128
Supplies, prepaid items and other:
Prepaid insurance	6,153	14,846
Precious metals	12,447	12,094
Supplies	31,257	30,486
Other	2,627	2,337
Total supplies, prepaid items and other	52,484	59,763
Total current assets	332,003	436,742
Property, plant and equipment, net	830,077	835,298
Other assets:
Operating lease assets	25,602	24,852
Intangible and other assets, net	1,376	1,292
Total other assets	26,978	26,144
Total assets	$1,189,058	$1,298,184
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	61,343	68,323
Short-term financing	4,551	13,398
Accrued and other liabilities	25,543	30,961
Current portion of long-term debt	5,871	5,847
Total current liabilities	97,308	118,529
Long-term debt, net	479,769	575,874
Noncurrent operating lease liabilities	17,491	16,074
Other noncurrent accrued and other liabilities	523	523
Deferred income taxes	71,174	68,853
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $.10 par value; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	501,422	501,026
Retained earnings	242,193	227,015
Total stockholders’ equity	752,732	737,158
Less treasury stock, at cost:
Common stock, 19.5 million shares (18.1 million shares at December 31, 2023)	229,939	218,827
Total stockholders' equity	522,793	518,331
Total liabilities and stockholders’ equity	$1,189,058	$1,298,184

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Amounts)
Net sales	$140,073	$165,845	$278,277	$346,809
Cost of sales	112,658	129,813	228,584	269,172
Gross profit	27,415	36,032	49,693	77,637

Selling, general and administrative expense	11,547	9,436	21,841	19,303
Other expense (income), net	1,465	(900)	2,189	303
Operating income	14,403	27,496	25,663	58,031

Interest expense, net	8,385	11,836	18,114	24,048
Gain on extinguishment of debt	(1,879)	(8,644)	(3,013)	(8,644)
Non-operating other income, net	(2,908)	(3,764)	(6,469)	(7,240)
Income before provision for income taxes	10,805	28,068	17,031	49,867
Provision for income taxes	1,250	2,973	1,853	8,871
Net income	$9,555	$25,095	15,178	40,996

Income per common share:
Basic:
Net income	$0.13	$0.33	$0.21	$0.54

Diluted:
Net income	$0.13	$0.33	$0.21	$0.54

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2023	91,168	(18,051)	$9,117	$501,026	$227,015	$(218,827)	$518,331
Net income					5,623		5,623
Stock-based compensation				1,394			1,394
Purchase of common stock		(690)				(5,397)	(5,397)
Vesting of equity compensation		109		(1,323)		1,323	—
Shares withheld upon vesting of equity compensation		(231)				(1,766)	(1,766)
Balance at March 31, 2024	91,168	(18,863)	9,117	501,097	232,638	(224,667)	518,185
Net income					9,555		9,555
Stock-based compensation				2,099			2,099
Purchase of common stock		(802)				(6,734)	(6,734)
Shares issued restricted stock units and ESPP participants		37		(331)		429	98
Vesting of equity compensation		123		(1,443)		1,443	—
Shares withheld restricted stock units vesting		(42)				(410)	(410)
Balance at June 30, 2024	91,168	(19,547)	$9,117	$501,422	$242,193	$(229,939)	$522,793

Balance at December 31, 2022	91,168	(14,888)	$9,117	$497,179	$199,092	$(189,515)	$515,873
Net income					15,901		15,901
Stock-based compensation				719			719
Vesting of equity compensation		53		(682)		682	—
Shares withheld upon vesting of equity compensation		(204)				(2,541)	(2,541)
Balance at March 31, 2023	91,168	(15,039)	9,117	497,216	214,993	(191,374)	529,952
Net income					25,095		25,095
Stock-based compensation				1,927			1,927
Purchase of common stock		(1,795)				(17,218)	(17,218)
Shares issued restricted stock units and ESPP participants		58		(626)		732	106
Shares withheld restricted stock units vesting		(7)				(65)	(65)
Balance at June 30, 2023	91,168	(16,783)	$9,117	$498,517	$240,088	$(207,925)	$539,797

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
	(In Thousands)
Cash flows from operating activities
Net income	$15,178	$40,996
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,321	7,736
Gain on extinguishment of debt	(3,013)	(8,644)
Depreciation and amortization of property, plant and equipment	35,861	34,416
Amortization of short term investments	5,630	(670)
Amortization of intangible and other assets	71	291
Stock-based compensation	3,492	2,646
Other	4,597	3,502
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(1,531)	24,937
Inventories	6,098	8,171
Prepaid insurance	8,693	10,346
Supplies, prepaid items and other	(1,481)	2,192
Accounts payable	(5,587)	(14,789)
Accrued interest	(3,749)	(4,054)
Other assets and other liabilities	(1,091)	(4,127)
Net cash provided by operating activities	65,489	102,949

Cash flows from investing activities
Expenditures for property, plant and equipment	(33,047)	(32,263)
Proceeds from short-term investments	236,493	264,212
Purchases of short-term investments	(34,689)	(201,751)
Other investing activities	29	10
Net cash provided by investing activities	168,786	30,208

Cash flows from financing activities
Repurchases of 6.25% Senior Secured Notes	(92,216)	(114,320)
Payments on other long-term debt	(2,925)	(6,800)
Payments on short-term financing	(8,847)	(11,016)
Acquisition of treasury stock, net	(14,208)	(19,718)
Payments of debt-related costs	(777)	—
Net cash used by financing activities	(118,973)	(151,854)

Net increase (decrease) in cash and cash equivalents	115,302	(18,697)

Cash, cash equivalents and restricted cash at beginning of period	101,032	63,769
Cash, cash equivalents and restricted cash at end of period	$216,334	$45,072

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”), filed with the SEC on March 6, 2024. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three and six months ended June 30, 2024 and 2023 and the Company’s financial position as of June 30, 2024.

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

Nature of Business – We are engaged in the manufacture and sale of chemical products. The chemical products we primarily manufacture, market and sell are ammonia, fertilizer grade ammonium nitrate (“HDAN”) and UAN for agricultural applications, high purity and commercial grade ammonia, high purity ammonium nitrate, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and diesel exhaust fluid for industrial applications, and industrial grade ammonium nitrate (“LDAN”) and ammonium nitrate (“AN”) solutions for mining applications. We manufacture and distribute products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of Covestro LLC in Baytown, Texas (the “Baytown Facility”).

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

Repurchase Program – In May 2023, our Board of Directors (our “Board”) authorized a $150 million stock repurchase program. Total repurchase authority remaining under the repurchase program was approximately $109 million as of June 30, 2024. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing securities, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate us to purchase any particular number or type of securities. During the three months ended June 30, 2024, we repurchased approximately 0.8 million shares of common stock at an average cost of $8.40 per share for a total of approximately $6.7 million. During the six months ended June 30, 2024, we repurchased approximately 1.5 million shares of common stock at an average cost of $8.13 per share for a total of approximately $12.1 million.

Restricted Cash – We classify cash that has been segregated or is otherwise limited in use as restricted. Our restricted cash as of June 30, 2024 and December 31, 2023, relates primarily to certain cash collateral held by Wells Fargo under our prior revolving credit facility, terminated in December 2023 and discussed in Note 4 – Long-Term Debt, for letters of credit outstanding as we transition these items to our current revolving credit facility (the “Revolving Credit Facility) pursuant to that credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent. All of our restricted cash is classified as a current asset and is separately presented on the face of our consolidated balance

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

sheet. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

	June 30,	December 31,
	2024	2023
	(in Thousands)
Cash and cash equivalents	$216,257	$98,500
Restricted cash	77	2,532
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$216,334	$101,032

Short-Term Investments – Investments, which consist of U.S. treasury bills with an original maturity at the time of purchase between four months to 12 months, are considered short-term investments and are classified as Level 1. We have a history of holding investments to maturity. U.S. treasury bills with an original maturity at the time of purchase of three month or less are included in cash and cash equivalents. Due to the nature of these investments as U.S. treasury securities, no impairment is anticipated.

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

Impairment of Long – Lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An asset’s fair value must be determined when the carrying amount of an asset (asset group) exceeds the estimated undiscounted future cash flows expected to result from the use of the asset (asset group) and/or its eventual disposition. If assets to be held and used are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the assets exceed the fair values of the assets as measured by the present value of future net cash flows expected to be generated by the assets or their appraised value. In general, our assets are reviewed for impairment on a facility-by-facility basis (such as the Cherokee Facility, El Dorado Facility or Pryor Facility) unless it is determined that the asset being evaluated will generate cash flows that are independent from the rest of the facility.

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

From time to time when we have excess freight capacity, we may sublease a portion of our railcars fleet on a short term basis to other parties. The income for these subleases is recorded as a component of "Other (income) expense, net" in our condensed consolidated statement of operations. For the three and six months ended June 30, 2024, sublease income was $0.1 million and $0.8 million, respectively. For the three and six months ended June 30, 2023, sublease income was $1.4 million and $1.8 million, respectively.

Recently Issued Accounting Pronouncements

ASU 2023-07 - In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The amendments include a new requirement to disclose significant segment expenses regularly provided to the chief operating decision maker (“CODM”), extend certain annual disclosures to interim periods, clarify single reportable segment entities must apply Accounting Standard Codification (“ASC”) 280 in its entirety, permit more than one measure of segment profit or loss to be reported under certain conditions and require disclosure of the title and position of the CODM. This update is effective for public entities fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We currently expect the update to result in additional disclosures within our consolidated financial statements and related disclosures but do not expect it to impact our results of operations or financial position.

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We considered all ASUs issued and outstanding or that became effective since January 1, 2024 through the date of these financial statements and determined them not to be applicable or materially impact our financial statements other than those ASUs specifically addressed above.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Net Income per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income	$9,555	$25,095	$15,178	$40,996
Numerator for basic and diluted net income per common share	$9,555	$25,095	$15,178	$40,996

Denominator:
Denominator for basic net income per common share - adjusted weighted-average shares (1)	71,700	75,170	72,271	75,488
Effect of dilutive securities:
Unvested restricted stock and stock units	330	491	331	498
Dilutive potential common shares	330	491	331	498
Denominator for diluted net income per common share - adjusted weighted-average shares	72,030	75,661	72,602	75,986

Basic net income per common share	$0.13	$0.33	$0.21	$0.54

Diluted net income per common share	$0.13	$0.33	$0.21	$0.54

_____________________________

(1)
All periods exclude the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Restricted stock and stock units	667,947	636,072	691,255	515,687
Stock options	13,000	13,000	13,000	13,000
	680,947	649,072	704,255	528,687

3. Accrued and Other Liabilities

	June 30,	December 31,
	2024	2023
	(In Thousands)
Accrued payroll and benefits	$8,196	$9,400
Current portion of operating lease liabilities	8,174	8,795
Accrued interest	3,738	7,487
Accrued taxes other than income	3,016	2,198
Customer deposits	103	874
Other	2,839	2,730
	26,066	31,484
Less noncurrent portion	523	523
Current portion of accrued and other liabilities	$25,543	$30,961

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Our long-term debt consists of the following:

	June 30,	December 31,
	2024	2023
	(In Thousands)
Revolving Credit Facility (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	478,440	575,000
Secured Financing due 2025, with an interest rate of 8.75% (C)	11,384	14,133
Finance Leases	2,123	953
Unamortized debt issuance costs (1)	(6,307)	(8,365)
	485,640	581,721
Less current portion of long-term debt	5,871	5,847
Long-term debt due after one year, net	$479,769	$575,874

_____________________________

(1)
Debt issuance costs as of June 30, 2024 and December 31, 2023 of approximately $0.8 million and $0.5 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance cost. They are included in our condensed consolidated balance sheet in Intangible and other assets, net.
(A)
The Revolving Credit Facility provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability is subject to a borrowing base and an availability block of $7.5 million, which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of June 30, 2024, our Revolving Credit Facility was undrawn and had approximately $39.4 million of availability, based on our eligible collateral. The maturity date of the Revolving Credit Facility is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes, which is currently October 15, 2028, (unless refinanced or repaid) and (ii) December 21, 2028. The Revolving Credit Facility contains a financial covenant, which requires that, solely if we elect to remove the $7.5 million availability block, we must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The financial covenant, if triggered, is tested monthly. The financial covenant was not triggered as of June 30, 2024.

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

During the three months ended June 30, 2024, we repurchased $63.7 million in principal amount of our Senior Secured Notes for approximately $60.9 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $1.9 million. During the six months ended June 30, 2024, we repurchased $96.6 million in principal amount of our Senior Secured Notes for approximately $92.2 million which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $3.0 million.

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

As of June 30, 2024, our accrued liabilities for environmental matters totaled approximately $0.4 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

In 2006, the Company entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at our El Dorado Facility. The CAO required us to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan. The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that the El Dorado Facility was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019,

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. In August 2023, the Company received a Notice of Violation (“NOV”) for wastewater discharges from our El Dorado Facility. We have been in discussions with the ADEQ about our response to the NOV and the potential for financial penalties associated with the NOV. As of the date of this report, the ADEQ has provided no written indication or details regarding the financial penalty. No liability has been established as of June 30, 2024, in connection with this ADEQ matter.

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

We received a NOV for ten findings identified from an inspection conducted by the U.S. Environmental Protection Agency (“EPA”) Region IV at our Cherokee Facility in late 2022. We provided written responses to each finding in the inspection report issued in connection with such inspection and to the Notice of Potential Violations and held direct communications with the EPA related to the matter. A meeting was held with the EPA in January 2024 to discuss the NOV and our subsequent responsive actions. During the meeting, the EPA proposed two alternatives for the penalties related to the violations. We accepted one of the proposed alternatives, which included a cash fine and an investment in a community project, for which we accrued an estimate as of December 31, 2023.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We are left only with a handful of personnel injury claimants, none of whom suffered serious injuries, and all of whom have failed to meaningfully prosecute their claims. As of June 30, 2024, no liability reserve has been established in connection with these claims.

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

LSB retains all of its claims against Leidos and intends to vigorously prosecute those claims and vigorously contest the cross-claims in Part (2) of the matter referred to above. We expect the trial to be set for early 2025.

No liability was established as of June 30, 2024, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

Section 382 Rights Plan Litigation

A putative stockholder class action complaint, styled as Witmer v. Golsen, et al., C.A. No. 2024-035-PAF (the “Action”) was filed on April 3, 2024 in the Delaware Court of Chancery (the “Court of Chancery”). The plaintiff claimed, among other things, that the Board breached its fiduciary duty by adopting an Internal Revenue Code (“IRC”) Section 382 stockholder rights plan with antitakeover and entrenching measures designed to protect the Board’s incumbency. Specifically, the plaintiff alleged that the Company’s Section 382 rights plan (the “Amended NOL Rights Agreement”) was not narrowly tailored as it carried a 4.9% trigger and an allegedly overbroad definition of “Beneficial Ownership” that aggregated shares subject to “agreements, arrangements or understandings” between stockholders related to voting or influencing the Company. The plaintiff further alleged that the Board also issued a false and misleading proxy statement when soliciting stockholder approval of the Amended NOL Rights Agreement. The Company disagreed with plaintiff’s allegations, and asserts that terms of the Amended NOL Rights Agreement, including the definition of Beneficial

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Ownership, is a proportionate response to the threat of the occurrence of an “ownership change” under Section 382 of the IRC and the resulting risk of substantial impairment to its ability to benefit from its net operating loss carryforwards and its other tax attributes.

On May 14, 2024, the parties stipulated to dismissal of the Action after the Company voluntarily made limited technical amendments to the Amended NOL Rights Agreement and amendments to its proxy statement. The Company issued the amended proxy statement on May 3, 2024. The Court of Chancery dismissed the Action and retained jurisdiction solely for the purpose of deciding any application of the plaintiff’s counsel for an award of attorneys’ fees and expenses. On May 31, 2024, plaintiff’s counsel filed their motion for an award of attorneys’ fee and expenses in the amount of $2.4 million. The Company and the defendants in the Action oppose such relief and will file a brief in opposition to the Fee Application on or before August 2, 2024. The plaintiff’s reply brief in further support of the Fee Application is due on September 17, 2024. The Court has scheduled a hearing to consider the Fee Application on October 4, 2024. As of June 30, 2024, no liability reserve has been established in connection with this matter.

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

6. Financial Instruments

Natural Gas Contracts

Periodically, we enter into certain forward natural gas contracts or volume purchase commitments, which are derivatives. We utilize these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments. At June 30, 2024 and December 31, 2023, we had no outstanding natural gas contracts accounted for as derivatives. When present, the valuations of the natural gas contracts are classified as Level 2.

Financial Instruments

At June 30, 2024 and December 31, 2023, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes. Fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement while the treasury securities that comprise our short-term investments are a Level 1. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	June 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$478	$459	$575	$543
Short-Term Investments	$—	$—	$207	$207

_____________________________

1.
Based on a quoted price of 96.0 at June 30, 2024 and 94.5 at December 31, 2023. Also see discussion in Note 4 (B).

7. Income Taxes

Provision for income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	(250)	845	(468)	1,135
Total Current	$(250)	$845	$(468)	$1,135

Deferred:
Federal	$1,928	$6,472	$2,914	$11,094
State	(428)	(4,344)	(593)	(3,358)
Total Deferred	$1,500	$2,128	$2,321	$7,736
Provision for income taxes	$1,250	$2,973	$1,853	$8,871

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The tax provision for the six months ended June 30, 2024, was $1.9 million (10.9% provision on pre-tax income). The tax provision for the six months ended June 30, 2023, was $8.9 million (17.8% provision on pre-tax income). For 2024, the effective tax rate was lower than the statutory tax rate primarily due to nondeductible compensation expense and state taxes including deferred benefits from state law changes. For 2023, the effective tax rate is lower than the statutory tax rate primarily due to deferred benefits from state tax law changes, partially offset by state taxes, including state valuation allowances on certain newly generated state tax attributes.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results. Based on our analysis, we have determined that it is more-likely-than-not that all of our federal deferred tax assets and a portion of our state deferred tax assets will be utilized. We estimate an approximately $0.6 million increase in the related valuation allowance associated with these state deferred tax assets will be recorded during the year as part of the estimated annual effective tax rate applied to ordinary income.

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

The following table presents our net sales disaggregated by our principal product types:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Thousands)
Net sales:
AN & Nitric Acid	$58,442	$69,561	$106,877	$127,833
Urea ammonium nitrate (UAN)	42,808	40,905	84,000	87,495
Ammonia	28,448	39,612	67,978	103,027
Other	10,375	15,767	19,422	28,454
Total net sales	$140,073	$165,845	$278,277	$346,809

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 37 months at June 30, 2024.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for product shipments. We had approximately $0.1 million and $1.0 million of contract liabilities as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024, revenues of $2.3 million and $0.8 million, respectively, were recognized and included in the balances as of March 31, 2024 and December 31, 2023. For the three and six months ended June 30, 2023, revenues of $3.2 million and $1.5 million, respectively, were recognized and included in the balances as of March 31, 2023 and December 31, 2022. Our contract assets consist of

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

unconditional rights to payment from our customers, which are reflected as accounts receivable in our condensed consolidated balance sheets.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At June 30, 2024, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations totals approximately $88.8 million, of which approximately 54% of this amount relates to 2024 through 2026, approximately 19% relates to 2027 through 2028, with the remainder thereafter.

9. Related Party Transactions

As of June 30, 2024, we had one outstanding financing arrangement with an affiliate of Eldridge as discussed in footnote (C) of Note 4. An affiliate of Eldridge holds $30 million of the Senior Secured Notes.

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended
	June 30,
	2024	2023
	(In Thousands)
Cash payments (refunds) for:
Income taxes, net	$508	$983
Noncash investing and financing activities:
Property, plant and equipment acquired and not yet paid at end of period	$23,317	$17,915
Gain on extinguishment of debt	$(3,013)	$(8,644)
Accounts payable associated with debt-related costs	$94	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our June 30, 2024 condensed consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and we manufacture and sell chemical products for the agricultural, industrial and mining markets. We own and operate three multi-plant facilities in Cherokee, Alabama, El Dorado, Arkansas and Pryor, Oklahoma and operate a facility on behalf of Covestro in Baytown, Texas. Our products are sold through distributors and directly to end customers primarily throughout the U.S. and other parts of North America.

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
▪
We have multiple initiatives underway focused on continuing to improve the reliability of our plants as we advance towards our ammonia on-stream operating rate target and increase our production volumes of ammonia and other downstream products. Progress towards these targets would enable us to produce greater volumes of product for sale while lowering our unit cost of production thereby increasing our overall profitability. Additionally, our product quality program continues to focus on providing products to our customers that meet our quality standards.
•
Continue Optimization and Increase the Breadth of Distribution of our Product Mix. We have initiatives underway to increase the distribution of our products within our industrial end markets, among other product mix optimization strategies. We believe that these initiatives and strategies, combined with continued expansion of our customer relationships, the robust market analysis capabilities we have developed, and the establishment of in-market tank storage and distribution terminals, will make us more effective in identifying and capitalizing on the most profitable distribution opportunities for our products, while making our financial results more stable and predictable. Additionally, we are advancing several capital improvement projects with the intention of increasing our sales volumes of higher value downstream products resulting in improvements in our overall profit margins.
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
•
We have several smaller, more near-term projects currently underway that we expect to enhance our profitability beginning in the second half of 2024 with relatively minimal capital investment. These projects include:
▪
Construction of additional AN solution storage and new AN solution rail loading capability at our El Dorado facility to significantly increase the volume of AN solution sales and increase product optionality at the site;
▪
Construction of 5,000 tons of additional nitric acid storage at our El Dorado facility to help us optimize our product sales mix; and
▪
Expansion of our urea capacity at our Pryor facility, to enable to use a portion of the facility’s ammonia output to upgrade to approximately 75,000 additional tons of UAN per year.
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

Recent Business Developments

Advanced Low-Carbon Ammonia Initiatives

In May 2024, we announced an agreement to supply up to 150,000 short tons per year of low carbon ammonium nitrate solution (“ANS”) to Freeport Minerals Corporation (“Freeport”). LSB will supply the ANS from its El Dorado, Arkansas facility for 5 years commencing January 1, 2025, with a phasing in of the low carbon contracted volume. Freeport intends to use the low carbon ANS purchased from LSB for its United States copper mining operations.

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

The project partners will bring complementary expertise to the production, operation, storage and export for the advancement of low-carbon ammonia production in the US:

•
Air Liquide, a world leader in industrial gas production, and INPEX, Japan’s largest energy exploration and production company, would collaborate on low-carbon hydrogen production. Air Liquide would supply its Autothermal Reforming (“ATR”) technology, an ideal solution for large-scale hydrogen production projects, combined with its proprietary carbon capture technology. The combination of ATR technology with carbon capture aims to capture at least 95% of direct CO2 emissions from hydrogen production with approximately 1.6 million metric tons per year of CO2 captured and permanently sequestered from this project. Air Liquide would also be responsible for onsite nitrogen and oxygen production, using its proprietary Air Separation Unit technology.
•
INPEX and LSB would collaborate on low-carbon ammonia production. LSB led the selection of KBR Inc. as the ammonia loop technology provider, and will lead the pre-FEED, engineering, procurement and construction of the facility. LSB would also be responsible for the day-to-day operation of the ammonia loop.

•
INPEX and LSB would sell the low-carbon ammonia and finalize off-take agreements with the numerous parties that have expressed interest and could also further partner in the project. The majority of the product would be used for power generation in Asia with volumes also going to Europe and the U.S. INPEX, with stakes in both hydrogen and ammonia production, will likely be the largest investor in the overall project across the entire value chain, from production to export.
•
Vopak Exolum currently operates ammonia storage and handling infrastructure from its Very Large Gas Carriers-capable deepwater berth located in the deepest part of the Houston Ship Channel. Vopak Exolum will maintain its ownership of the existing infrastructure and plans to build additional storage capacity as required to handle the low-carbon ammonia production from the proposed new facility.

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

In April 2022, we entered into an agreement with Lapis Energy to develop a project to capture and sequester CO2 at our El Dorado, Arkansas facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will invest the majority of the capital required for project development. The project is expected to be completed and operational by early 2026, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and sequester approximately 400,000 to 500,000 metric tons of CO2 per year in underground saline aquifers. The sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured and sequestered. Lapis, as the majority owner of the carbon capture and sequestration equipment, will earn the 45Q tax credits and will pay us a fee for each ton of CO2 captured and sequestered beginning in 2026. Once in operation, the sequestered CO2 is expected to reduce LSB’s overall scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering approximately 400,000 to 500,000 metric tons of CO2 annually is expected to enable LSB to produce approximately 305,000 to 380,000 metric tons of low-carbon ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. In February 2023, a key milestone was achieved in the advancement of our low-carbon ammonia project at El Dorado by filing a pre-construction Class VI permit application with the U.S. Environmental Protection Agency (the “EPA”). The EPA recognized the application as complete in March 2023 and is currently in the review process.

Lower Natural Gas Input Costs Offset by Modestly Lower Selling Prices and Weather-Effected Sales Volume Declines

Second quarter results benefited from lower natural gas feedstock costs relative to the second quarter of 2023. Selling prices were down compared to the prior year second quarter; however, the impact of year-over-year pricing declines was significantly smaller than it had been in the previous five quarters due, in part, to a stabilization of supply-demand dynamics. Sales volumes of our products decreased in the second quarter of 2024 as compared to the same quarter of 2023 as a result of lower sales volumes of HDAN resulting from wet weather in key markets for this product in late May and June, in addition to timing of agricultural ammonia demand, which was heavier than average in the first quarter of 2024, translating into lower orders during the second quarter.

Nitrogen chemical prices declined from 2022 peak levels through much of 2023 due to a variety of domestic and international factors. One of the most significant of these factors was the decline in natural gas costs in Europe. Natural gas is the primary feedstock for the production of ammonia and a key driver of ammonia selling prices globally. During the second half of 2022 and first half of 2023, natural gas prices in Europe dropped as relatively warm winter temperatures reduced demand, which, combined with a rise in imports of liquified natural gas from the U.S., resulted in ample supply and high gas storage inventories. After having production largely curtailed for much of 2022 due to the high input costs, lower natural gas prices enabled a majority of European ammonia facilities to resume operations over the course of 2023, increasing global supply for nitrogen products. These gas supply dynamics persisted in the first half of 2024, keeping natural gas costs in Europe at levels similar to much of 2023. However, natural gas prices in Europe remain significantly higher than those in the U.S., making European operators the high cost, or marginal producers, of ammonia globally.

A slowdown in Far East Asian industrial activity combined with lower demand for phosphate products also contributed to lower nitrogen prices during much of 2023 and the first half of 2024. Ammonia is a feedstock for various downstream chemicals that are produced in Asia, such as polyurethane, caprolactam and acrylonitrile, and markets for these products continue to be weak, resulting in reduced ammonia demand.

Despite the pressures on nitrogen pricing, ammonia prices thus far in 2024 have been significantly above lows reached in July 2023, supported by a combination of global factors, including: strong U.S. demand for nitrogen fertilizers in the fourth quarter of 2023 and first half of 2024; multiple unplanned production outages in the U.S. due to cold weather events; constraints in global supply do to an extended turnaround at a large Saudi Arabian facility and natural gas curtailments in Trinidad and Egypt; constrained ammonia imports into Europe from the Middle East due to the disruption of shipping through the Suez canal; and the delayed start-up of new production capacity. We believe ammonia pricing could moderate over the balance of 2024 for a variety of reasons, including: the start-up of new production capacity during the second half of the year, an increase in Russian exports during the second half of the year, and continued muted demand for nitrogen products from the global industrial sector, particularly in Asia. Upside to our 2024 pricing expectations could be driven by a variety of factors, including: an increase in energy prices, a strengthening Chinese economy driving increased industrial market demand, further delays in new production capacity coming online, ongoing gas curtailments in regions exporting ammonia, a lower interest rate environment and supportive weather dynamics.

Demand for our industrial products is stable despite persistent global economic challenges. Nitric acid demand has been steady, reflecting the strength of the U.S. economy and robust consumer spending levels. Demand for AN for use in mining applications has been bolstered by positive exposure to copper, gold and iron ore, as well as continued attractive market fundamentals for aggregate production relating to infrastructure construction. While some degree of economic uncertainty persists, we believe that we have a meaningful degree of downside protection in our industrial business given our diverse customer base, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

With respect to trends in our agricultural markets, corn prices have declined since early 2023 due largely to rising stocks-to-use ratios. The increased corn supply reflects lower demand from large corn consuming countries, such as China, and increased global competition from other corn producing nations, along with a multi-year high U.S. corn harvest in 2023, among other factors. Additionally, the USDA is currently estimating that U.S. farmers planted approximately 91.5 million acres of corn during the Spring 2024 planting season, down slightly from 2023, but at a level that would further increase corn supplies. Recently, weather trends in certain corn growing regions of the U.S. have been such that 2024 corn yields could be adversely affected, which could translate into stronger corn prices later this year.

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

According to the World Agricultural Supply and Demand Estimates Report dated July 12, 2024 (“July Report”), farmers planted approximately 91.5 million acres of corn in 2024, down 3.3% compared to the 2023 planting season. In addition, the U.S. Department of Agriculture (“USDA”) estimates the U.S. ending stocks for the 2024 Harvest will be approximately 53.3 million metric tons, a 11.7% increase from the 2023 Harvest. The USDA's expected yield for the 2024 Harvest is 181.0, up approximately 2.1% from a year ago.

The following July 2024 estimates are associated with the corn market:

	2025 Crop	2024 Crop		2023 Crop
	(2024 Harvest)	(2023 Harvest)	Percentage	(2022 Harvest)	Percentage
	July Report (1)	July Report (1)	Change (2)	July Report (1)	Change (3)
U.S. Area Planted (Million acres)	91.5	94.6	(3.3%)	88.2	3.7%
U.S. Yield per Acre (Bushels)	181.0	177.3	2.1%	173.4	4.4%
U.S. Production (Million bushels)	15,100	15,342	(1.6%)	13,651	10.6%
U.S. Ending Stocks (Million metric tons)	53.3	47.7	11.7%	34.6	54.0%
World Ending Stocks (Million metric tons)	311.6	309.1	0.8%	302.3	3.1%

1.
Information obtained from the July Report for the 2024/2025 ("2025 Crop"), 2023/2024 (“2024 Crop”) and 2022/2023 (“2023 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2025 Crop amounts compared to the 2024 Crop amounts.
3.
Represents the percentage change between the 2025 Crop amounts compared to the 2023 Crop amounts.

The current USDA corn outlook for the U.S. calls for larger supplies, greater domestic use and exports, and lower ending stocks. Corn production is forecast up on greater planted and harvested area from the USDA June Acreage Report. Yield is unchanged at 181 bushels an acre, and ending stocks are down. From a demand perspective, corn prices have declined since early 2023 due largely to rising stocks-to-use ratios.

Industrial Products

Our industrial products sales volumes are dependent upon general economic conditions, primarily in the housing, automotive and paper industries. Demand for our industrial products has remained stable despite persistent global economic challenges in the second quarter of 2024. Nitric acid demand has been steady, reflecting the strength of the U.S. economy and robust consumer spending levels. Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Our mining products are LDAN and AN solution, which are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, for metals mining and to a lesser extent, for coal. Demand for AN for use in mining applications has been bolstered by positive exposure to copper, gold and iron ore, as well as continued attractive market fundamentals for aggregate production relating to infrastructure construction.

While some degree of economic uncertainty persists for 2024, we believe that we have a meaningful degree of downside protection in our industrial business given our diverse customer base, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

The following table shows the volume of natural gas purchased and the average cost per MMBtu:

	Three Months Ended
	June 30,
	2024	2023
Natural gas volumes (MMBtu in millions)	7.5	7.7
Natural gas average cost per MMBtu	$1.92	$3.39

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. The financial effects of planned downtime at our plants, including Turnarounds, are mitigated through a diligent planning process that considers the availability of resources to perform the needed maintenance and other factors. Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance. All Turnarounds result in lost contribution margin, lost fixed cost absorption and increased repair and maintenance costs, which are expensed as incurred.

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

Ammonia Production

Ammonia is the basic product used to produce all of our upgraded products. The ammonia production rates of our plants affect the total cost per ton of each product produced and the overall sales of our products. For 2024, we are targeting total ammonia production of approximately 780,000 tons to 800,000 tons.

Forward Sales Contracts

We use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that are agreed upon, with dates typically occurring within 90 days. We use this program to varying degrees during the year depending on market conditions and our view of changing price environments. Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

Consolidated Results of the Second Quarter of 2024

Our consolidated net sales for the second quarter of 2024 were $140.1 million compared to $165.8 million for the same period in 2023. Our consolidated operating income for the second quarter of 2024 was $14.4 million compared to operating income of $27.5 million for the same period in 2023. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Second Quarter

Selling Prices

For the second quarter of 2024, average selling prices for our key products decreased compared to the second quarter of 2023, however, the impact of year-over-year pricing declines was significantly smaller than it had been in the previous five quarters due, in part, to a stabilization of supply-demand dynamics. As discussed above under “Recent Business Developments,” declining European natural gas prices resulted in ammonia production costs in Europe declining substantially, translating into increased global supply and lower selling prices for ammonia and ammonia derivative fertilizers.

Gain on Extinguishment of Senior Secured Notes

During the second quarter of 2024 we repurchased $63.7 million in principal amount of our Senior Secured Notes for approximately $60.9 million. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $1.9 million.

During the second quarter of 2023 we repurchased $125 million in principal amount of our Senior Secured Notes for approximately $114.3 million. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $8.6 million.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended June 30, 2024 and 2023 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table contains certain financial information:

	Three Months Ended
	June 30,			Percentage
	2024	2023	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$58,442	$69,561	$(11,119)	(16)%
Urea ammonium nitrate (UAN)	42,808	40,905	1,903	5%
Ammonia	28,448	39,612	(11,164)	(28)%
Other	10,375	15,767	(5,392)	(34)%
Total net sales	$140,073	$165,845	$(25,772)	(16)%

Gross profit:
Adjusted gross profit (1)	$49,608	$52,949	$(3,341)	(6)%
Depreciation and amortization (2)	(18,754)	(16,955)	(1,799)	11%
Turnaround expense	(3,439)	38	(3,477)	N/M
Total gross profit	27,415	36,032	(8,617)	(24)%
Selling, general and administrative expense	11,547	9,436	2,111	22%
Other expense (income), net	1,465	(900)	2,365	(263)%
Operating income	14,403	27,496	(13,093)	(48)%
Interest expense, net	8,385	11,836	(3,451)	(29)%
Gain on extinguishment of debt	(1,879)	(8,644)	6,765
Non-operating other income, net	(2,908)	(3,764)	856	(23)%
Provision for income taxes	1,250	2,973	(1,723)	(58)%
Net income	$9,555	$25,095	$(15,540)	(62)%

Other information:
Gross profit percentage (3)	19.6%	21.7%	(2.1)%
Adjusted gross profit percentage (3)	35.4%	31.9%	3.5%
Property, plant and equipment expenditures	$14,760	$13,826	$934

_____________________________

N/M-Not meaningful.

(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial products:

	Three Months Ended
	June 30,			Percentage
Product (tons sold)	2024	2023	Change	Change
AN & Nitric Acid	147,619	161,987	(14,368)	(9)%
Urea ammonium nitrate (UAN)	137,499	126,010	11,489	9%
Ammonia	72,294	102,047	(29,753)	(29)%
Total	357,412	390,044	(32,632)	(8)%

	Three Months Ended
	June 30,			Percentage
Gross Average Selling Prices (price per ton)	2024	2023	Change	Change
AN & Nitric Acid	$396	$429	$(33)	(8)%
Urea ammonium nitrate (UAN)	$311	$325	$(14)	(4)%
Ammonia	$394	$388	$6	2%

	Three Months Ended
	June 30,			Percentage
Average Benchmark Prices (price per ton)	2024	2023	Change	Change
Tampa Ammonia Benchmark	$440	$370	$70	19%
NOLA UAN	$246	$251	$(5)	(2)%

Net Sales

Net sales of our primary products decreased during the second quarter of 2024 compared to the prior year period driven by the impact of lower selling prices for acids and UAN and lower volumes for acids and ammonia relative to the second quarter of 2023. Also impacting sales volumes was lower sales volumes of HDAN resulting from wet weather in key markets for this product in late May and June, in addition to timing of agricultural ammonia demand, which was heavier than average in the first quarter of 2024, translating into lower orders during the second quarter. Partially offsetting this decrease was improved pricing for ammonia and increased UAN sales volumes. Additionally, we benefited from a healthy increase in downstream production volumes.

Demand for our industrial products remains stable despite continued global economic challenges. In some cases, our contractual agreements with industrial customers specify minimum volumes and our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand.

Gross Profit

As noted in the table above, we recognized a gross profit of $27.4 million for the second quarter of 2024 compared to $36.0 million for the same period in 2023, or an $8.6 million reduction. Overall, our gross profit percentage was 19.6% compared to a gross profit percentage of 21.7% for the same period in 2023. Our adjusted gross profit percentage increased to 35.4% for the second quarter of 2024 from 31.9% for the second quarter of 2023. Our overall gross profit for the second quarter of 2024 is primarily lower compared to the same period of 2023 due to overall lower sales prices and volume for our products, turnaround expenses and higher depreciation partially offset by lower natural gas costs.

Selling, General and Administrative

Our SG&A expenses were $11.5 million for the second quarter of 2024, an increase of $2.1 million compared to the same period in 2023. The net increase was primarily driven by increases in professional fees and payroll related items partially offset by a reduction in depreciation and amortization expenses.

Interest Expense

Interest expense for the second quarter of 2024 was $8.4 million compared to $11.8 million for the same period in 2023. The decrease primarily relates to reduced interest expense as a result of the lower outstanding balance on our 6.25% Senior Secured Notes as a result of recent repurchases along with a lower outstanding principal balance our Secured Financing due 2025 as a result of repayments.

Gain on Extinguishment of Debt

During the second quarter of 2024, we repurchased $63.7 million of our Senior Secured Notes through open market transactions for approximately $60.9 million. As a result, we recognized a gain on extinguishment of debt, net of issuance costs, of approximately $1.9 million. During the second quarter of 2023 we repurchased $125 million of our Senior Secured Notes through open market transactions for approximately $114.3 million. As a result, we recognized a gain on extinguishment of debt net of issuance costs of approximately $8.6 million.

Other Expense (income), net

Other expense (income), net during the second quarter of 2024 and 2023 primarily relates to losses from disposal or abandonment of assets no longer being used in operations offset by short-term rental income from railcar subleases. The losses were higher and rental income was lower in the current quarter compared to the prior year quarter.

Non-operating Other Income, net

Non-operating other income, net for the second quarter of 2024 was $2.9 million compared to $3.8 million for the same period of 2023, primarily related to interest income earned during both periods from our short-term investments.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2024 was $1.3 million compared to $3.0 million for the same period of 2023. The resulting effective tax rate for the second quarter of 2024 was 11.6% compared to 10.6% for the same period of 2023. For the second quarter of 2024, the effective tax rate is lower than the statutory rate primarily due to nondeductible compensation and deferred benefits from state tax law changes. For the second quarter of 2023, the effective tax rate is less than the statutory rate primarily due to deferred benefits from state tax law changes. See discussion in Note 7.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table contains certain financial information:

	Six Months Ended
	June 30,			Percentage
	2024	2023	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$106,877	$127,833	$(20,956)	(16)%
Urea ammonium nitrate (UAN)	84,000	87,495	(3,495)	(4)%
Ammonia	67,978	103,027	(35,049)	(34)%
Other	19,422	28,454	(9,032)	(32)%
Total net sales	$278,277	$346,809	$(68,532)	(20)%

Gross profit:
Adjusted gross profit (1)	$89,895	$111,964	$(22,069)	(20)%
Depreciation and amortization (2)	(35,848)	(34,372)	(1,476)	4%
Turnaround expense	(4,354)	45	(4,399)	(9776)%
Total gross profit	49,693	77,637	(27,944)	(36)%
Selling, general and administrative expense	21,841	19,303	2,538	13%
Other expense, net	2,189	303	1,886	622%
Operating income	25,663	58,031	(32,368)
Interest expense, net	18,114	24,048	(5,934)	(25)%
Gain on extinguishment of debt	(3,013)	(8,644)	5,631	(65)%
Non-operating other income, net	(6,469)	(7,240)	771	(11)%
Provision for income taxes	1,853	8,871	(7,018)	(79)%
Net income	$15,178	$40,996	$(25,818)

Other information:
Gross profit percentage (3)	17.9%	22.4%	(4.5)%
Adjusted gross profit percentage (3)	32.3%	32.3%	0.0%
Property, plant and equipment expenditures	$33,047	$32,263	$784

_____________________________

N/M-Not meaningful.

(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial products:

	Six Months Ended
	June 30,			Percentage
Product (tons sold)	2024	2023	Change	Change
AN & Nitric Acid	276,420	284,731	(8,311)	(3)%
Urea ammonium nitrate (UAN)	272,432	239,037	33,395	14%
Ammonia	167,125	191,045	(23,920)	(13)%
Total	715,977	714,813	1,164	0%

	Six Months Ended
	June 30,			Percentage
Gross Average Selling Prices (price per ton)	2024	2023	Change	Change
AN & Nitric Acid	$387	$449	$(62)	(14)%
Urea ammonium nitrate (UAN)	$308	$366	$(58)	(16)%
Ammonia	$407	$539	$(132)	(24)%

	Six Months Ended
	June 30,			Percentage
Average Benchmark Prices (price per ton)	2024	2023	Change	Change
Tampa Ammonia Benchmark	$453	$549	$(96)	(17)%
NOLA UAN	$249	$285	$(36)	(13)%

Net Sales

Net sales of our primary products decreased during the first half of 2024 compared to the prior year period driven by the impact of lower selling prices relative to the first half of 2023 for all of our products and lower sales volumes for acid products and ammonia. Partially offsetting weaker pricing was an increase in UAN sales volume driven by strong demand for fertilizers enhanced by our strategic commercial efforts. Additionally, we benefited from a healthy increase in downstream production volumes.

Gross Profit

As noted in the table above, we recognized a gross profit of $49.7 million for the first half of 2024 compared to $77.6 million for the same period in 2023, or a $27.9 million reduction. Overall, our gross profit percentage was 17.9% compared to a gross profit percentage of 22.4% for the same period in 2023. Our adjusted gross profit percentage was 32.3% for the first half of 2024 and 2023. Our overall gross profit for the first half of 2024 is lower compared to the same period of 2023 by overall lower sales prices for our products, turnaround expenses and higher depreciation partially offset by lower natural gas costs.

Selling, General and Administrative

Our SG&A expenses were $21.8 million for the first half of 2024, an increase of $2.5 million compared to the same period in 2023. The net increase was primarily driven by increases in professional fees and payroll related items partially offset by a reduction in expense relating to insurance, other miscellaneous expenses and depreciation and amortization expenses.

Interest Expense

Interest expense for the first half of 2024 was $18.1 million compared to $24.0 million for the same period in 2023. The decrease primarily relates to reduced interest expense as a result of the repurchase of our 6.25% Senior Secured Notes made beginning in the second quarter of 2023 and during 2024 along with a lower outstanding principal balance our Secured Financing due 2025.

Gain on Extinguishment of Debt

During the first half of 2024, we repurchased $96.6 million of our Senior Secured Notes through open market transactions for approximately $92.2 million. As a result, we recognized a gain on extinguishment of debt, net of issuance costs, of approximately $3.0 million. During the first half of 2023, we repurchased $125.0 million of our Senior Secured Notes through open market transactions for approximately $114.3 million. As a result, we recognized a gain on extinguishment of debt, net of issuance costs, of approximately $8.6 million.

Other Expense, net

Other expense, net during the first half of 2024 and 2023 consists primarily of losses from disposal or abandonment of assets no longer being used in operations partially offset by short-term rental income from railcar subleases. The losses were higher and rental income was lower in the current year compared to the prior year.

Non-operating Other Income, net

Non-operating other income, net for the first half of 2024 was $6.5 million compared to $7.2 million for the same period of 2023, primarily related to interest income earned during both periods from our short-term investments.

Provision for Income Taxes

The provision for income taxes for the first half of 2024 was $1.9 million compared to $8.9 million for the same period of 2023. The resulting effective tax rate for the first half 2024 was 10.9% compared to 17.8% for the same period of 2023. For the first half of 2024, the effective tax rate is lower than the statutory rate primarily due to nondeductible compensation and deferred benefits from state tax law changes. For the first half of 2023, the effective tax rate is less than the statutory rate primarily due to deferred benefits from state tax law changes. See discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the six months ended June 30:

	2024	2023	Change
	(In Thousands)
Net cash flows from operating activities	$65,489	$102,949	$(37,460)

Net cash flows from investing activities	$168,786	$30,208	$138,578

Net cash flows from financing activities	$(118,973)	$(151,854)	$32,881

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $65.5 million for the first six months ended 2024 compared to $102.9 million for the same period of 2023, a change of $37.5 million. The decrease was primarily a result of a reduction in net sales, working capital changes and reduced interest income from short-term investments and partially offset by lower cost of sales.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $168.8 million for the first six months ended 2024 compared to net cash provided of $30.2 million for the same period of 2023, a change of $138.6 million.

For the first six months ended 2024, the net cash provided primarily relates to proceeds from short-term investments of $236.5 million, partially offset by purchases of short-term investments of $34.7 million and expenditures for PP&E of $33.0 million.

For the first six months ended 2023, the net cash provided primarily relates to proceeds from short-term investments of $264.2 million, partially offset by purchases of short-term investments of $201.7 million and expenditures for PP&E of $32.3 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $119.0 million for the first six months ended 2024 compared to net cash used of $151.9 million for the same period of 2023, a change of $32.9 million.

For the first six months ended 2024, the net cash used primarily consists of repurchases of our 6.25% Senior Secured Notes of $92.2 million, payments on other long-term debt and short-term financing of $11.8 million and repurchases of $14.2 million of common stock.

For the first six months ended 2023, the net cash used primarily consists of repurchases of our 6.25% Senior Secured Notes of $114.3 million, payments on other long-term debt and short-term financing of $17.8 million and repurchases of $19.8 million of common stock.

Capitalization

The following is our total cash and cash equivalents, short-term investments, long-term debt and stockholders’ equity as of June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023
	(In Millions)
Cash and cash equivalents	$216.3	$98.5
Short-term investments	—	207.4
Total cash, cash equivalents and short-term investments	$216.3	$305.9
Long-term debt:
Revolving Credit Facility	$—	$—
Senior Secured Notes due 2028 (1)	478.4	575.0
Secured Financing due 2025	11.4	14.1
Finance Leases	2.1	1.0
Unamortized debt issuance costs (2)	(6.3)	(8.4)
Total long-term debt, including current portion, net	$485.6	$581.7
Total stockholders' equity	$522.8	$518.3
(1)
See discussion contained in Note 4.
(2)
Debt issuance costs as of June 30, 2024 and December 31, 2023 of approximately $0.8 million and $0.5 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance cost. They are included in our condensed consolidated balance sheet in Intangible and other assets, net.

We currently have a revolving credit facility pursuant to that credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), with a borrowing base up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and an availability block of $7.5 million which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of June 30, 2024, our Revolving Credit Facility was undrawn and had approximately $39.4 million of availability. See Note 4 for further discussion on the facility.

For the full year of 2024, we expect capital expenditures to be approximately $60 million to $80 million. This capital spending is primarily planned for reliability and maintenance capital projects.

From time to time, when the Company exceeds the funding threshold in our natural gas purchase commitments the Company is required to fund cash collateral to our counterparty.

As of June 30, 2024, we had approximately $216.3 million of cash. From time to time, we may seek to deploy capital through additional share repurchases or the retirement or purchase of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that the combination of our cash on hand, short-term investments, the availability on our Revolving Credit Facility and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed in Note 4, the Revolving Credit Facility requires, among other things, that we meet a financial covenant. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of June 30, 2024, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB has $478.4 million aggregate principal amount of the 6.25% Senior Secured Notes outstanding as of June 30, 2024. Interest is to be paid semiannually in arrears on May 15th and October 15th, maturing October 15, 2028.

Secured Financing due 2025 – We are a party to a $30 million secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Revolving Credit Facility – At June 30, 2024, our Revolving Credit Facility was undrawn and had approximately $39.4 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Finance leases – Our finance leases consist primarily of leases on railcars. Most of our railcar leases are classified as operating leases.

Capital Expenditures – First Six Months of 2024

For the first six months of 2024, capital expenditures relating to PP&E were $33.0 million. The capital expenditures were funded primarily from cash and working capital.

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

During the three months ended June 30, 2024, we repurchased approximately 0.8 million shares of common stock at an average cost of $8.40 per share for a total of approximately $6.7 million. During the six months ended June 30, 2024, we repurchased approximately 1.5 million shares of common stock at an average cost of $8.13 per share for a total of approximately $12.1 million. Total repurchase authority remaining under the repurchase program was approximately $109 million as of June 30, 2024. The repurchase program may be suspended, terminated or modified at any time for any reason.

During the three months ended June 30, 2024, we repurchased $63.7 million in principal amount of our Senior Secured Notes for approximately $60.9 million and during the six months ended June 30, 2024, we repurchased $96.6 million in principal amount of our Senior Secured Notes for approximately $92.2 million.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $3.0 million for the first six months ended June 30, 2024 in connection with environmental projects. For the remainder of 2024, we expect to incur expenses ranging from $1.8 million to $2.2 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

Seasonality

We believe fertilizer products sold to the agricultural industry are seasonal, while sales into the industrial sectors generally are less susceptible to seasonal fluctuations. The selling seasons for fertilizer products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets where we distribute the majority of our fertilizer products. As a result, we typically increase our inventory of fertilizer products prior to the beginning of each planting season in order to meet the demand for our products. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of June 30, 2024, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2024.

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

It is also reasonably possible that the estimates and assumptions utilized as of June 30, 2024, could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At June 30, 2024, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, and as such, are exempt from derivative accounting requirements. At June 30, 2024, we had no outstanding natural gas contracts which are subject to derivative accounting requirements.

Interest Rate Risk

We may be exposed to variable interest rate risk with respect to our Revolving Credit Facility when there are outstanding borrowings. As of June 30, 2024, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
the outlook for the industrial end markets;
•
the availability of raw materials;
•
our ability to broaden the distribution of our products, including our ability to leverage our nitric acid production capacity at our El Dorado Facility;
•
our ongoing initiatives to increase the distribution of our products within our industrial end markets;
•
the execution and success of our advanced low-carbon ammonia initiatives;
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
•
the effect of litigation and other contingencies, including the potential financial penalties associated with the NOV from ADEQ regarding wastewater discharges from our El Dorado Facility;
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

2023 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2022 and will ended in 2023 and primarily relates to corn planted and harvested in 2022.

2024 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2023 and will end in 2024 and primarily relates to corn planted and harvested in 2023.

2025 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2024 and will end in 2025 and primarily relates to corn planted and harvested in 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the Company’s purchase of its common stock for the quarter ended June 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
April 1 – April 30, 2024	801,659	$8.40	801,659	$109,359,096
May 1 – May 31, 2024	—	—	—	109,359,096
June 1 – June 30, 2024	—	—	—	109,359,096
Total	801,659	$8.40	801,659	$109,359,096

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

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

During our fiscal quarter ended June 30, 2024, the directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) identified below entered into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the conditions specified in Rule 10b5-1(c) under the Exchange Act for an affirmative defense against liability for trading in securities on the basis of material nonpublic information. We refer to these contracts, instructions, and written plans as “Rule 10b5-1 trading plans” and each one as a “Rule 10b5-1 trading plan.”

Mark T. Behrman, President and Chief Executive Officer

On May 3, 2024, Mark T. Behrman, our President and Chief Executive Officer and a member of our board of directors, entered into a Rule 10b5-1 trading plan providing that Mr. Behrman, acting through a broker, may sell up to an aggregate of 250,000 shares of our common stock. As of June 30, 2024, Mr. Behrman held securities representing an aggregate of 1,963,925 vested and unvested shares of common stock. Sales of shares under the plan may only occur from August 6, 2024 to August 1, 2025 and the plan is scheduled to terminate on August 1, 2025, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Behrman or the broker, or as otherwise provided in the plan.

Cheryl A. Maguire, Executive Vice President and Chief Financial Officer

On May 22, 2024, Cheryl A. Maguire, our Executive Vice President and Chief Financial Officer, entered into a Rule 10b5-1 trading plan providing that Ms. Maguire, acting through a broker, may sell up to an aggregate of 85,000 shares of our common stock. As of June 30, 2024, Ms. Maguire held securities representing an aggregate of 337,017 vested and unvested shares of common stock. Sales of shares under the plan may occur from August 21, 2024 to May 22, 2025 and the plan is scheduled to terminate on May 22, 2025, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Ms. Maguire or the broker, or as otherwise provided in the plan.

Item 6. Exhibits

See “Index to Exhibits” on page 37.

Index to Exhibits Item 6.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on Form S-3 filed on November 16, 2021

3(ii)	Second Amended and Restated Bylaws of LSB Industries, Inc., dated July 19, 2021	Exhibit 3.1 to the Company’s Form 8-K filed July 20, 2021

4.1	First Amendment to Amended and Restated Section 382 Rights Agreement between LSB Industries, Inc. and Computershare Trust Company, N.A., as rights agent, dated as of May 2, 2024	Exhibit 4.1 to the Company’s Form 8-K filed May 3, 2024

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

101.INS(a)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(a)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(a)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(a)	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(a)	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE(a)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)
Filed herewith or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 1st day of August 2024.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)