Form 10-Q
period 2024-09-30
LSB INDUSTRIES, INC.
filed 2024-10-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the Registrant's common stock was 71,621,131 shares as of October 25, 2024.

FORM 10-Q OF LSB INDUSTRIES, INC.

When we refer to "us", "we", "our", "Company" or "LSB" we are describing LSB Industries, Inc. and its subsidiaries.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2024 is unaudited)

	September 30, 2024	December 31, 2023
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$42,283	$98,500
Restricted cash	—	2,532
Short-term investments	157,060	207,434
Accounts receivable	44,601	40,749
Allowance for doubtful accounts	(326)	(364)
Accounts receivable, net	44,275	40,385
Inventories:
Finished goods	19,259	26,329
Raw materials	2,127	1,799
Total inventories	21,386	28,128
Supplies, prepaid items and other:
Prepaid insurance	2,014	14,846
Precious metals	11,675	12,094
Supplies	31,421	30,486
Other	4,123	2,337
Total supplies, prepaid items and other	49,233	59,763
Total current assets	314,237	436,742
Property, plant and equipment, net	842,863	835,298
Other assets:
Operating lease assets	24,377	24,852
Intangible and other assets, net	1,456	1,292
Total other assets	25,833	26,144
Total assets	$1,182,933	$1,298,184
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	75,734	68,323
Short-term financing	1,528	13,398
Accrued and other liabilities	36,107	30,961
Current portion of long-term debt	10,979	5,847
Total current liabilities	124,348	118,529
Long-term debt, net	475,991	575,874
Noncurrent operating lease liabilities	17,137	16,074
Other noncurrent accrued and other liabilities	523	523
Deferred income taxes	65,973	68,853
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $.10 par value; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	502,972	501,026
Retained earnings	216,811	227,015
	728,900	737,158
Less treasury stock, at cost:
Common stock, 19.5 million shares (18.1 million shares at December 31, 2023)	229,939	218,827
Total stockholders' equity	498,961	518,331
Total liabilities and stockholders’ equity	$1,182,933	$1,298,184

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Amounts)
Net sales	$109,217	$114,287	$387,494	$461,096
Cost of sales	117,162	117,673	345,746	386,845
Gross (loss) profit	(7,945)	(3,386)	41,748	74,251

Selling, general and administrative expense	10,042	8,512	31,883	27,815
Other expense (income), net	6,436	(2,399)	8,625	(2,096)
Operating (loss) income	(24,423)	(9,499)	1,240	48,532

Interest expense, net	8,115	7,165	26,229	31,213
Gain on extinguishment of debt	—	—	(3,013)	(8,644)
Non-operating other income, net	(2,674)	(3,689)	(9,143)	(10,929)
(Loss) income before provision for income taxes	(29,864)	(12,975)	(12,833)	36,892
(Benefit) provision for income taxes	(4,482)	(5,249)	(2,629)	3,622
Net (loss) income	$(25,382)	$(7,726)	$(10,204)	$33,270

(Loss) income per common share:
Basic:
Net (loss) income	$(0.35)	$(0.10)	$(0.14)	$0.44

Diluted:
Net (loss) income	$(0.35)	$(0.10)	$(0.14)	$0.44

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2023	91,168	(18,051)	$9,117	$501,026	$227,015	$(218,827)	$518,331
Net income					5,623		5,623
Stock-based compensation				1,394			1,394
Purchase of common stock		(690)				(5,397)	(5,397)
Vesting of equity compensation		109		(1,323)		1,323	—
Shares withheld upon vesting of equity compensation		(231)				(1,766)	(1,766)
Balance at March 31, 2024	91,168	(18,863)	9,117	501,097	232,638	(224,667)	518,185
Net income					9,555		9,555
Stock-based compensation				2,099			2,099
Purchase of common stock		(802)				(6,734)	(6,734)
Shares issued restricted stock units and ESPP participants		37		(331)		429	98
Vesting of equity compensation		123		(1,443)		1,443	—
Shares withheld restricted stock units vesting		(42)				(410)	(410)
Balance at June 30, 2024	91,168	(19,547)	9,117	501,422	242,193	(229,939)	522,793
Net loss					(25,382)		(25,382)
Stock-based compensation				1,550			1,550
Balance at September 30, 2024	91,168	(19,547)	$9,117	$502,972	$216,811	$(229,939)	$498,961

Balance at December 31, 2022	91,168	(14,888)	$9,117	$497,179	$199,092	$(189,515)	$515,873
Net income					15,901		15,901
Stock-based compensation				719			719
Vesting of equity compensation		53		(682)		682	—
Shares withheld upon vesting of equity compensation		(204)				(2,541)	(2,541)
Balance at March 31, 2023	91,168	(15,039)	9,117	497,216	214,993	(191,374)	529,952
Net income					25,095		25,095
Stock-based compensation				1,927			1,927
Purchase of common stock		(1,795)				(17,218)	(17,218)
Shares issued restricted stock units and ESPP participants		58		(626)		732	106
Shares withheld restricted stock units vesting		(7)				(65)	(65)
Balance at June 30, 2023	91,168	(16,783)	$9,117	$498,517	$240,088	$(207,925)	$539,797
Net loss					(7,726)		(7,726)
Stock-based compensation				1,318			1,318
Purchase of common stock		(60)				(586)	(586)
Shares issued restricted stock units		25		(307)		307	—
Shares withheld restricted stock units vesting		(6)				$(59)	(59)
Balance at September 30, 2023	91,168	(16,824)	$9,117	$499,528	$232,362	$(208,263)	$532,744

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(In Thousands)
Cash flows from operating activities
Net (loss) income	$(10,204)	$33,270
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(2,880)	2,883
Gain on extinguishment of debt	(3,013)	(8,644)
Depreciation and amortization of property, plant and equipment	52,484	49,852
Amortization of short term investments	4,528	(2,806)
Amortization of intangible and other assets	141	403
Stock-based compensation	5,042	3,964
Provision for impairment on property, plant and equipment	6,785	207
Other	3,966	4,253
Cash provided (used) by changes in assets and liabilities:
Accounts receivable	(3,890)	28,365
Inventories	6,604	6,727
Prepaid insurance	12,832	15,566
Supplies, prepaid items and other	(842)	1,761
Accounts payable	6,995	(12,672)
Accrued interest	3,634	2,237
Accrued payroll and benefits	(961)	(5,489)
Other assets and other liabilities	1,379	645
Net cash provided by operating activities	82,600	120,522

Cash flows from investing activities
Expenditures for property, plant and equipment	(64,087)	(41,123)
Proceeds from short-term investments	236,493	293,347
Purchases of short-term investments	(190,646)	(230,690)
Other investing activities	(140)	(28)
Net cash (used) provided by investing activities	(18,380)	21,506

Cash flows from financing activities
Repurchases of 6.25% Senior Secured Notes	(92,216)	(114,320)
Payments on other long-term debt	(3,986)	(8,155)
Payments on short-term financing	(11,870)	(16,134)
Acquisition of treasury stock, net	(14,208)	(20,364)
Payments of debt-related costs	(689)	—
Net cash used by financing activities	(122,969)	(158,973)

Net decrease in cash and cash equivalents	(58,749)	(16,945)

Cash, cash equivalents and restricted cash at beginning of period	101,032	63,769
Cash and cash equivalents at end of period	$42,283	$46,824

See accompanying notes to condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

The accompanying unaudited interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted. The accompanying unaudited interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2023 (our “2023 Form 10-K”), filed with the SEC on March 6, 2024. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three and nine months ended September 30, 2024 and 2023 and the Company’s financial position as of September 30, 2024.

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

Repurchase Program – In May 2023, our Board of Directors (our “Board”) authorized a $150 million stock repurchase program. Total repurchase authority remaining under the repurchase program was approximately $109 million as of September 30, 2024. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing securities, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate us to purchase any particular number or type of securities. We did not repurchase any of our outstanding common stock during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we repurchased approximately 1.5 million shares of common stock at an average cost of $8.13 per share for a total of approximately $12.1 million.

Cash and Cash Equivalents – Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents.

Restricted Cash – We classify cash that has been segregated or is otherwise limited in use as restricted. Our restricted cash as of December 31, 2023, related primarily to certain cash collateral held by Wells Fargo under our prior revolving credit facility, terminated in December 2023 and discussed in Note 4 – Long-Term Debt, for letters of credit outstanding as we transitioned these items to our current revolving credit facility (the “Revolving Credit Facility) pursuant to that credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent. All of our restricted cash is classified as a current asset and is separately presented on the face of our consolidated balance sheet. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet to the total of the same such amounts shown in the condensed consolidated statement of cash flows:

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	September 30, 2024	December 31, 2023
	(in Thousands)
Cash and cash equivalents	$42,283	$98,500
Restricted cash	—	2,532
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$42,283	$101,032

Short-Term Investments – Investments, which consist of U.S. treasury bills with an original maturity at the time of purchase between four months to 12 months, are considered short-term investments and are classified as Level 1. These investments are classified as held to maturity. U.S. treasury bills with an original maturity at the time of purchase of three month or less are included in cash and cash equivalents. Due to the nature of these investments as U.S. treasury securities, no impairment is anticipated.

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

For the three months ended September 30, 2024 and 2023, we recorded impairments on assets the Company has or intends to abandon in the amount of $5.4 million and $0.2 million, respectively. For the nine months ended September 30, 2024 and 2023, we recorded asset impairments of $6.8 million and $2.1 million, respectively. These impairment losses are included in Other expense (income), net on our condensed consolidated statements of operations.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

An operating lease asset represents our right to use the underlying asset as a lessee for the lease term and an operating lease liability represents our obligation to make lease payments arising from the lease. Currently, most of our leases are classified as operating leases and primarily relate to railcars, other equipment and office space. Our leases that are classified as finance leases primarily relate to railcars. Other leases under which we are the lessor are not material. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made. Our current leases do not contain residual value guarantees. Most of our leases do not include options to extend or terminate the lease prior to the end of the term. Leases with a term of 12 months or less are not recognized in the balance sheet.

Since our leases generally do not provide an implicit rate, we use our incremental borrowing rate based on the lease term and other information available at the commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the applicable lease term.

From time to time when we have excess freight capacity, we may sublease a portion of our railcars fleet on a short term basis to other parties. The income for these subleases is recorded as a component of "Other (income) expense, net" in our condensed consolidated statement of operations. For the three and nine months ended September 30, 2024, sublease income was $0.1 million and $0.9 million, respectively. For the three and nine months ended September 30, 2023, sublease income was $2.8 million and $4.8 million, respectively.

As of September 30, 2024, we have executed operating leases for railcars with lease terms greater than one year with aggregate lease payments of approximately $8.1 million which have not yet commenced.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Net (Loss) Income per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income	$(25,382)	$(7,726)	$(10,204)	$33,270
Numerator for basic and diluted net (loss) income per common share	$(25,382)	$(7,726)	$(10,204)	$33,270

Denominator:
Denominator for basic net (loss) income per common share - adjusted weighted-average shares (1)	71,672	73,992	72,070	74,946
Effect of dilutive securities:
Unvested restricted stock and stock units	—	—	—	533
Dilutive potential common shares	—	—	—	533
Denominator for diluted net (loss) income per common share - adjusted weighted-average shares	71,672	73,992	72,070	75,479

Basic net (loss) income per common share	$(0.35)	$(0.10)	$(0.14)	$0.44

Diluted net (loss) income per common share	$(0.35)	$(0.10)	$(0.14)	$0.44

_____________________________

(1)
All periods exclude the weighted-average shares of unvested restricted stock that are contingently issuable.

The following weighted-average shares of securities were not included in the computation of diluted net (loss) income per common share as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Restricted stock and stock units	1,630,923	1,422,181	1,004,478	429,339
Stock options	13,000	13,000	13,000	13,000
	1,643,923	1,435,181	1,017,478	442,339

3. Accrued and Other Liabilities

	September 30, 2024	December 31, 2023
	(In Thousands)
Accrued interest	$11,213	$7,487
Accrued payroll and benefits	8,440	9,400
Current portion of operating lease liabilities	7,305	8,795
Accrued taxes other than income	3,525	2,198
Customer deposits	657	874
Other	5,490	2,730
	36,630	31,484
Less noncurrent portion	523	523
Current portion of accrued and other liabilities	$36,107	$30,961

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2024	December 31, 2023
	(In Thousands)
Revolving Credit Facility (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	478,440	575,000
Secured Financing due 2025, with an interest rate of 8.75% (C)	10,441	14,133
Finance Leases	4,028	953
Unamortized debt issuance costs (1)	(5,939)	(8,365)
	486,970	581,721
Less current portion of long-term debt	10,979	5,847
Long-term debt due after one year, net	$475,991	$575,874

_____________________________

(1)
Debt issuance costs as of September 30, 2024 and December 31, 2023 of approximately $0.8 million and $0.5 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance cost. They are included in our condensed consolidated balance sheet in Intangible and other assets, net.
(A)
The Revolving Credit Facility provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability is subject to a borrowing base and an availability block of $7.5 million, which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of September 30, 2024, our Revolving Credit Facility was undrawn and had approximately $34 million of availability, based on our eligible collateral. The maturity date of the Revolving Credit Facility is on the earlier of (i) the date that is 90 days prior to the earliest stated maturity date of the Senior Secured Notes, which is currently October 15, 2028, (unless refinanced or repaid) and (ii) December 21, 2028. The Revolving Credit Facility contains a financial covenant, which requires that, solely if we elect to remove the $7.5 million availability block, we must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The financial covenant, if triggered, is tested monthly. The financial covenant was not triggered as of September 30, 2024.

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

We did not repurchase any of our Senior Secured Notes during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we repurchased $96.6 million in principal amount of our Senior Secured Notes for approximately $92.2 million which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $3.0 million.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Commitments and Contingencies

Outstanding Natural Gas Purchase Commitments – Certain of our natural gas contracts qualify as normal purchases under GAAP and thus are not financial instruments for which we mark-to-market. At September 30, 2024, these contracts included volume purchase commitments with fixed prices of approximately 0.6 million MMBtus of natural gas that cover a period from October 2024 through December 2024. The weighted-average price of the natural gas covered by these contracts was $2.08 per MMBtu, for a total of $1.2 million. Based on strip prices, the weighted-average market price of the fixed contracts was $2.41 per MMBtu for a total of $1.4 million.

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

As of September 30, 2024, our accrued liabilities for environmental matters totaled approximately $0.6 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In 2006, the Company entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at our El Dorado Facility. The CAO required us to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan. The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that the El Dorado Facility was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. In August 2023, the Company received a Notice of Violation (“NOV”) for wastewater discharges from our El Dorado Facility. We have been in discussions with the ADEQ about our response to the NOV and the potential for financial penalties associated with the NOV. As of the date of this report, the ADEQ has provided no written indication or details regarding the financial penalty. No liability has been established as of September 30, 2024, in connection with this ADEQ matter.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

LSB retains all of its claims against Leidos and intends to vigorously prosecute those claims and vigorously contest the cross-claims in Part (2) of the matter referred to above. We expect the trial to be set for the second half of 2025.

No liability was established as of September 30, 2024, in connection with the cross-claims in Part (2) of the matter, except for certain invoices held in accounts payable.

Section 382 Rights Plan Litigation

A putative stockholder class action complaint, styled as Witmer v. Golsen, et al., C.A. No. 2024-035-PAF (the “Action”) was filed on April 3, 2024 in the Delaware Court of Chancery (the “Court of Chancery”). The plaintiff claimed, among other things, that the Board breached its fiduciary duty by adopting an Internal Revenue Code (“IRC”) Section 382 stockholder rights plan with antitakeover and entrenching measures designed to protect the Board’s incumbency. Specifically, the plaintiff alleged that the Company’s Section 382 rights plan (the “Amended NOL Rights Agreement”) was not narrowly tailored as it carried a 4.9% trigger and an allegedly overbroad definition of “Beneficial Ownership” that aggregated shares subject to “agreements, arrangements or understandings” between stockholders related to voting or influencing the Company. The plaintiff further alleged that the Board also issued a false and misleading proxy statement when soliciting stockholder approval of the Amended NOL Rights Agreement. The Company disagreed with plaintiff’s allegations, and asserts that terms of the Amended NOL Rights Agreement, including the definition of Beneficial Ownership, is a proportionate response to the threat of the occurrence of an “ownership change” under Section 382 of the IRC and the resulting risk of substantial impairment to its ability to benefit from its net operating loss carryforwards and its other tax attributes.

On May 14, 2024, the parties stipulated to dismissal of the Action after the Company voluntarily made limited technical amendments to the Amended NOL Rights Agreement and amendments to its proxy statement. The Company issued the amended proxy statement on May 3, 2024. The Court of Chancery dismissed the Action and retained jurisdiction solely for the purpose of deciding any application of the plaintiff’s counsel for an award of attorneys’ fees and expenses. On May 31, 2024, plaintiff’s counsel filed their motion for an award of attorneys’ fee and expenses in the amount of $2.4 million. The Company and the defendants in the Action opposed such relief. The parties fully briefed the motion and the Court held argument on October 4, 2024. On October 4, 2024, the Court awarded plaintiff $0.6 million in attorneys’ fees and expenses in the aggregate. As of September 30, 2024, we have accrued the $0.6 million which is included in current accrued and other liabilities in our condensed consolidated balance sheet in connection with this matter.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Financial Instruments

Natural Gas Contracts

Periodically, we enter into certain forward natural gas contracts or volume purchase commitments, which are derivatives. We utilize these natural gas contracts as economic hedges for risk management purposes but are not designated as hedging instruments. At September 30, 2024 and December 31, 2023, we had no outstanding natural gas contracts accounted for as derivatives. When present, the valuations of the natural gas contracts are classified as Level 2.

Financial Instruments

At September 30, 2024 and December 31, 2023, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes. Fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement while the treasury securities that comprise our cash equivalents and short-term investments are a Level 1. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	September 30, 2024		December 31, 2023
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$478	$464	$575	$543
Short-Term Investments	$157	$157	$207	$207

_____________________________

1.
Based on a quoted price of 97.0 at September 30, 2024 and 94.5 at December 31, 2023. Also see discussion in Note 4 (B).

7. Income Taxes

(Benefit) provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	718	(396)	251	739
Total Current	$718	$(396)	$251	$739

Deferred:
Federal	$(5,267)	$(2,955)	$(2,354)	$8,139
State	67	(1,898)	(526)	(5,256)
Total Deferred	$(5,200)	$(4,853)	$(2,880)	$2,883
(Benefit) provision for income taxes	$(4,482)	$(5,249)	$(2,629)	$3,622

The tax benefit for the nine months ended September 30, 2024, was $2.6 million (20.5% benefit on pre-tax loss). The tax provision for the nine months ended September 30, 2023, was $3.6 million (9.8% provision on pre-tax income). For 2024, the effective tax rate was lower than the statutory tax rate primarily due to change in valuation allowance and nondeductible compensation, partially offset by state tax law changes. For 2023, the effective tax rate is lower than the statutory tax rate primarily due to deferred benefits from state tax law changes, partially offset by state taxes.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results. Based on our analysis, we have determined that it is more-likely-than-not that all of our federal deferred tax assets and a portion of our state deferred tax assets will be utilized. We estimate an approximately $0.8 million increase in the related valuation allowance associated with these state deferred tax assets will be recorded during the year as part of the estimated annual effective tax rate applied to ordinary income.

We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets. Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of our deferred tax assets that could have a material impact on our

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents our net sales disaggregated by our principal product types:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In Thousands)
Net sales:
AN & Nitric Acid	$47,981	$46,026	$154,858	$173,859
Urea ammonium nitrate (UAN)	25,303	30,090	109,303	117,585
Ammonia	28,490	26,823	96,468	129,850
Other	7,443	11,348	26,865	39,802
Total net sales	$109,217	$114,287	$387,494	$461,096

Other Information

For our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 34 months at September 30, 2024.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for product shipments. We had approximately $0.7 million and $1.0 million of contract liabilities as of September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024, revenues of $0.1 million and $0.8 million, respectively, were recognized and included in the balances as of June 30, 2024 and December 31, 2023. For the three and nine months ended September 30, 2023, revenues of $0.3 million and $1.6 million, respectively, were recognized and were previously included in the balances as of June 30, 2023 and December 31, 2022. Our contract assets consist of unconditional rights to payment from our customers, which are reflected as accounts receivable in our condensed consolidated balance sheets.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At September 30, 2024, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations totals approximately $82.3 million, of which approximately 50% of this amount relates to 2024 through 2026, approximately 21% relates to 2027 through 2028, with the remainder thereafter.

9. Related Party Transactions

As of September 30, 2024, we had one outstanding financing arrangement with an affiliate of Eldridge as discussed in footnote (C) of Note 4. An affiliate of Eldridge holds $30 million of the Senior Secured Notes.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended September 30,
	2024	2023
	(In Thousands)
Cash payments (refunds) for:

Interest on long-term debt and other, net of capitalized interest	$21,289	$27,444
Income taxes, net	$508	$1,658

Noncash investing and financing activities:

Property, plant and equipment acquired and not yet paid at end of period	$25,302	$18,102
Gain on extinguishment of debt	$—	$(8,644)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with a review of the other Items included in this Form 10-Q and our September 30, 2024 condensed consolidated financial statements included elsewhere in this report. A reference to a “Note” relates to a note in the accompanying notes to the condensed consolidated financial statements. This MD&A reflects our operating results, unless otherwise noted. Certain statements contained in this MD&A may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

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
•
Development of Low Carbon Ammonia and Clean Energy Projects. The reduction of greenhouse gas emissions, particularly related to carbon dioxide, has been and we expect will increasingly become a global environmental priority. Ammonia has continued to emerge as one of the more viable alternatives to serve as a hydrogen-based energy source for a variety of applications due to its higher energy density and ease of storage relative to hydrogen gas. Low-carbon ammonia can be used as a coal and natural gas substitute in power generation, a zero-carbon fuel in the maritime sector, and as a carbon free fertilizer. If low-carbon ammonia were to be adopted for these and other energy needs globally, some studies have indicated that future demand could increase from current levels of global annual production of ammonia.

As a result, we are currently continuing to evaluate and develop projects that could enable us to become a producer and marketer of low-carbon ammonia and other derivative products. These include a low-carbon ammonia project at our El Dorado facility in collaboration with Lapis Energy and a low-carbon ammonia project on the Houston Ship Channel in conjunction with INPEX Corporation (“INPEX”), Air Liquide Group (“Air Liquide”) and Vopak Exolum Houston LLC (f/k/a Vopak Moda Houston LLC), a joint venture between Royal Vopak and Exolum (“Vopak Exolum”). Low-carbon ammonia is produced using natural gas and conventional processes but includes an additional stage where the carbon dioxide emissions are captured and permanently stored in deep underground rock formations. The resulting low carbon emission product, we believe, can be sold at a premium to power generation, marine, industrial, mining and agricultural customers seeking to reduce their carbon footprint and potentially capitalize on government incentives.

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

•
Evaluate and Pursue Organic Capacity Expansion. We have been evaluating opportunities across all our facilities to increase production capacity through the implementation of several potential debottlenecking projects, particularly at our El Dorado facility. Initial feasibility studies have pointed to potentially attractive returns for some of these projects. However, given the current high-cost environment and limited resources, coupled with our outlook for moderating selling prices, we have elected to put the El Dorado expansion projects on hold for the current year. We plan to reevaluate these projects in 2025 to determine our prospects of moving forward with one or more of them in the future.
•
We have recently undertaken several smaller projects that we expect to enhance our profitability beginning in the fourth quarter of 2024. These projects include:
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

•
INPEX and LSB would sell the low-carbon ammonia and finalize off-take agreements with the numerous parties that have expressed interest and could also further partner in the project. The ammonia from this facility is intended to be used as a clean fuel for power generation, a hydrogen carrier, an industrial chemical feedstock, and as a marine fuel in a variety of domestic and international markets. INPEX, with stakes in both hydrogen and ammonia production, will likely be the largest investor in the overall project across the entire value chain, from production to export.
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

In April 2022, we entered into an agreement with Lapis Energy to develop a project to capture and sequester CO2 at our El Dorado, Arkansas facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will invest the majority of the capital required for project development. The project is expected to be completed and operational in 2026, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and sequester approximately 400,000 to 500,000 metric tons of CO2 per year in underground saline aquifers. The sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured and sequestered. Lapis, as the majority owner of the carbon capture and sequestration equipment, will earn the 45Q tax credits and will pay us a fee for each ton of CO2 captured and sequestered beginning in 2026. Once in operation, the sequestered CO2 is expected to reduce LSB’s overall scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering approximately 400,000 to 500,000 metric tons of CO2 annually is expected to enable LSB to produce approximately 305,000 to 380,000 metric tons of low-carbon ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. In February 2023, a key milestone was achieved in the advancement of our low-carbon ammonia project at El Dorado by filing a pre-construction Class VI permit application with the U.S. Environmental Protection Agency (the “EPA”). The EPA recognized the application as complete in March 2023 and is currently in the review process.

Higher Ammonia Prices and Lower Natural Gas Input Costs Partially Offset by Impact of Planned Turnaround of Pryor Facility

Third quarter results benefited from higher ammonia selling prices and lower natural gas feedstock costs relative to the third quarter of 2023. Sales volumes of our products decreased in the third quarter of 2024 as compared to the same quarter of 2023 due to lower sales volumes of UAN and ammonia as a result of the Turnaround performed at our Pryor facility during the period.

Ammonia prices have strengthened over the past several months supported by a combination of global factors, including: tight U.S. and West-of-Suez supply-demand dynamics driven by global supply disruptions; geopolitical concerns over conflict in the Middle East leading to higher natural gas feedstock costs for European ammonia producers; extended turnarounds, outages and limited spot availability across the Middle East, North Africa and Trinidad that have reduced global inventories; ongoing disruptions in the Suez Canal limiting ammonia imports into Europe from the Middle East; and the delayed startup of new production capacity in the U.S. Gulf and export terminal in Russia.

We expect ammonia pricing to moderate in the fourth quarter of 2024 and into 2025 for a variety of reasons, including: the anticipated start-up of new production capacity in both the U.S. and internationally; an increase in Russian exports; and continued muted demand for nitrogen products from the global industrial sector, particularly in Asia. Upside to our pricing expectations could be driven by a variety of factors, including: an increase in energy prices; a strengthening Chinese economy driving increased industrial market demand; further delays in new production capacity coming online; gas curtailments in regions exporting ammonia; a lower interest rate environment; and supportive weather dynamics.

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

With respect to trends in our agricultural markets, corn prices have rebounded from earlier in 2024 reflecting recent revisions by the U.S. Department of Agriculture (“USDA”) for smaller than previously estimated U.S. corn supplies and a modest decline in ending stocks; increases in U.S. corn exports and corn used for ethanol production; and production challenges in international growing regions. While currently above lows from earlier in 2024, corn prices sit below year-ago levels due largely to the impact on corn supply of the multi-year high U.S. corn harvest in 2023. Additionally, the USDA is currently estimating that U.S. farmers planted approximately 90.7 million acres of corn during the Spring 2024 planting season, down from 2023, but at a level that would increase corn supplies.

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

According to the World Agricultural Supply and Demand Estimates Report dated October 11, 2024 (“October Report”), farmers planted approximately 90.7 million acres of corn in 2024, down 4.1% compared to the 2023 planting season. In addition, the USDA estimates the U.S. ending stocks for the 2024 Harvest will be approximately 50.8 million metric tons, a 13.6% increase from the 2023 Harvest. The USDA's expected yield for the 2024 Harvest is 183.8, up approximately 3.7% from a year ago.

The following October 2024 estimates are associated with the corn market:

	2025 Crop	2024 Crop		2023 Crop
	(2024 Harvest)	(2023 Harvest)	Percentage	(2022 Harvest)	Percentage
	October Report (1)	October Report (1)	Change (2)	October Report (1)	Change (3)
U.S. Area Planted (Million acres)	90.7	94.6	(4.1%)	88.2	2.8%
U.S. Yield per Acre (Bushels)	183.8	177.3	3.7%	173.4	6.0%
U.S. Production (Million bushels)	15,203	15,341	(0.9%)	13,651	11.4%
U.S. Ending Stocks (Million metric tons)	50.8	44.7	13.6%	34.6	46.8%
World Ending Stocks (Million metric tons)	306.5	312.7	(2.0%)	304.1	0.8%

1.
Information obtained from the October Report for the 2024/2025 ("2025 Crop"), 2023/2024 (“2024 Crop”) and 2022/2023 (“2023 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2025 Crop amounts compared to the 2024 Crop amounts.
3.
Represents the percentage change between the 2025 Crop amounts compared to the 2023 Crop amounts.

The current USDA corn outlook for the U.S. calls for smaller supplies, larger exports, and reduced ending stocks. Corn production is forecast up on increased yield. Yield is increased to 183.8 bushels an acre, harvested area is unchanged and beginning stocks were lowered with total use raised slightly lowering ending stocks. From a demand perspective, corn prices have declined since early 2023 due largely to rising stocks-to-use ratios.

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

Our LDAN and AN solution, which are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, are used for metals mining and to a lesser extent, for coal. Demand for AN for use in mining applications has been bolstered by positive exposure to copper, gold and iron ore, as well as continued attractive market fundamentals for aggregate production relating to infrastructure construction. While some degree of economic uncertainty persists, we believe that we have a meaningful degree of downside protection in our industrial business given our diverse customer base, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

We historically have purchased natural gas either on the spot market, through forward purchase contracts, or a combination of both and we have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems.

The following table shows the volume of natural gas purchased and the average cost per MMBtu:

	Three Months Ended September 30,
	2024	2023
Natural gas volumes (MMBtu in millions)	6.6	7.1
Natural gas average cost per MMBtu	$2.17	$3.61

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

Our El Dorado Facility is currently on a three-year ammonia plant Turnaround cycle with the next ammonia plant Turnaround planned in the third quarter of 2025. However, we planned a short plant outage in July 2024 to perform a catalyst change to get back to maximum production rates.

Our Pryor Facility has completed its scheduled full plant Turnaround which commenced during the third quarter of 2024. Our Cherokee Facility commenced its scheduled ammonia plant Turnaround during the fourth quarter. Following those Turnarounds, they are expected to be on a two-year and three-year ammonia plant Turnaround cycle, respectively

Ammonia Production

Ammonia is the basic product used to produce all of our upgraded products. The ammonia production rates of our plants affect the total cost per ton of each product produced and the overall sales of our products. For 2024, we are targeting total ammonia production of approximately 770,000 tons to 790,000 tons.

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

Consolidated Results of the Third Quarter of 2024

Our consolidated net sales for the third quarter of 2024 were $109.2 million compared to $114.3 million for the same period in 2023. Our consolidated operating loss for the third quarter of 2024 was $24.4 million compared to operating loss of $9.5 million for the same period in 2023. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Third Quarter

Selling Prices

For the third quarter of 2024, average selling prices for our ammonia increased while other pricing remained flat compared to the third quarter of 2023. As discussed above under “Recent Business Developments,” prices have strengthened over the past several months supported by a combination of global factors, including: tight supply-demand dynamics driven by global supply disruptions; geopolitical concerns over conflict in the Middle East leading to higher natural gas feedstock costs; extended turnarounds, outages and limited spot availability reducing global inventories; ongoing disruptions in the Suez Canal limiting ammonia imports into Europe from the Middle East; and the delayed startup of new production capacity in the U.S. Gulf and export terminal in Russia.

Turnaround Activities (2024 only)

As discussed above, we performed major Turnaround activities at our Pryor Facility in the third quarter of 2024. Additionally, we planned and executed a minor planned outage at our El Dorado Facility during July to change the catalyst in the ammonia plant to maximize production rates. When such activities are performed, overall results are negatively impacted. This impact includes lost contribution margin from lost sales, lost fixed cost absorption from lower production, and increased costs associated with repairs and maintenance. In addition, Turnaround related costs may be incurred in periods earlier than the actual outage of the plant for activities such as planning and procurement of materials.

Plant, Property and Equipment Impairments

For the three months ended September 30, 2024 and 2023, we recorded impairments on assets the Company has or intends to abandon in the amount of $5.4 million and $0.2 million, respectively. For the nine months ended September 30, 2024 and 2023, we recorded asset impairments of $6.8 million and $2.1 million, respectively. These impairment losses are included in Other expense (income), net on our condensed consolidated statements of operations.

Results of Operations

The following Results of Operations should be read in conjunction with our condensed consolidated financial statements for the three months ended September 30, 2024 and 2023 and accompanying notes and the discussions under “Overview” and “Liquidity and Capital Resources” included in this MD&A.

We present the following information about our results of operations. Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table contains certain financial information:

	Three Months Ended September 30,			Percentage
	2024	2023	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$47,981	$46,026	$1,955	4%
Urea ammonium nitrate (UAN)	25,303	30,090	(4,787)	(16)%
Ammonia	28,490	26,823	1,667	6%
Other	7,443	11,348	(3,905)	(34)%
Total net sales	$109,217	$114,287	$(5,070)	(4)%

Gross (loss) profit:
Adjusted gross profit (1)	$25,003	$13,775	$11,228	82%
Depreciation and amortization (2)	(16,664)	(15,420)	(1,244)	8%
Turnaround expense	(16,284)	(1,741)	(14,543)	N/M
Total gross (loss)	(7,945)	(3,386)	(4,559)	135%
Selling, general and administrative expense	10,042	8,512	1,530	18%
Other expense (income), net	6,436	(2,399)	8,835	N/M
Operating (loss)	(24,423)	(9,499)	(14,924)	157%
Interest expense, net	8,115	7,165	950	13%
Non-operating other income, net	(2,674)	(3,689)	1,015	(28)%
Benefit for income taxes	(4,482)	(5,249)	767	(15)%
Net (loss)	$(25,382)	$(7,726)	$(17,656)	N/M

Other information:
Gross loss percentage (3)	(7.3)%	(3.0)%	(4.3)%
Adjusted gross profit percentage (3)	22.9%	12.1%	10.8%
Property, plant and equipment expenditures	$31,040	$8,860	$22,180

_____________________________

N/M-Not meaningful.

(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial products:

	Three Months Ended September 30,			Percentage
Product (tons sold)	2024	2023	Change	Change
AN & Nitric Acid	127,139	119,468	7,671	6%
Urea ammonium nitrate (UAN)	95,468	118,135	(22,667)	(19)%
Ammonia	68,497	88,986	(20,489)	(23)%
Total	291,104	326,589	(35,485)	(11)%

	Three Months Ended September 30,			Percentage
Gross Average Selling Prices (price per ton)	2024	2023	Change	Change
AN & Nitric Acid	$377	$385	$(8)	(2)%
Urea ammonium nitrate (UAN)	$265	$255	$10	4%
Ammonia	$416	$301	$115	38%

	Three Months Ended September 30,			Percentage
Average Benchmark Prices (price per ton)	2024	2023	Change	Change
Tampa Ammonia Benchmark	$485	$343	$142	41%
NOLA UAN	$204	$228	$(24)	(11)%

Net Sales

Net sales decreased during the third quarter of 2024 compared to the prior year period driven by the impact of lower volumes for UAN and ammonia, and to a lesser extent, lower selling prices for acids relative to the third quarter of 2023. Also impacting sales volumes was the planned Turnaround activity completed during the third quarter at our Pryor Facility. Partially offsetting this decrease was improved pricing for ammonia and increased acid sales volumes.

Demand for our industrial products is stable despite continued global economic challenges. In some cases, our contractual agreements with industrial customers specify minimum volumes and our product mix flexibility helps us mitigate the impact of a reduction in demand from certain end markets by shifting production to products with stronger demand.

Gross (Loss)

As noted in the table above, we recognized a gross loss of $7.9 million for the third quarter of 2024 compared to a gross loss of $3.4 million for the same period in 2023, or a $4.6 million increase. Overall, our gross loss percentage was (7.3)% compared to a gross loss percentage of (3.0)% for the same period in 2023. Our adjusted gross profit percentage increased to 22.9% for the third quarter of 2024 from 12.1% for the third quarter of 2023. Our overall gross loss for the third quarter of 2024 is primarily lower compared to the same period of 2023 due to lower sales prices and overall volume for our products, planned Turnaround expenses and higher depreciation partially offset by lower natural gas costs.

Selling, General and Administrative

Our SG&A expenses were $10.0 million for the third quarter of 2024, an increase of $1.5 million compared to the same period in 2023. The net increase was primarily driven by increases in professional fees and payroll related items partially offset by a reduction in insurance, depreciation and amortization and other miscellaneous expenses.

Interest Expense

Interest expense for the third quarter of 2024 was $8.1 million compared to $7.2 million for the same period in 2023. The increase primarily relates to the reversal of the previous judgment awarded to Global in the litigation discussed in Note 5 during the third quarter of 2023. The increase was partially offset by reduced interest expense during the third quarter of 2024 as a result of the lower outstanding balances on our 6.25% Senior Secured Notes (due to recent repurchases) and on our Secured Financing due 2025 (due to repayments).

Other Expense (income), net

Other expense (income), net during the third quarter of 2024 and 2023 primarily relates to impairment losses from disposal or abandonment of assets no longer being used in operations offset by short-term rental income from railcar subleases. The losses were higher and rental income was lower in the current quarter compared to the prior year quarter.

Non-operating Other Income, net

Non-operating other income, net for the third quarter of 2024 was $2.7 million compared to $3.7 million for the same period of 2023, primarily related to interest income earned during both periods from our short-term investments.

Benefit provision for Income Taxes

The benefit for income taxes for the third quarter of 2024 was $4.5 million and the benefit for income taxes for the same period of 2023 was $5.2 million. The resulting effective tax rate for the third quarter of 2024 was 15.0% compared to 40.5% for the same period of 2023. For the third quarter of 2024, the effective tax rate is lower than the statutory rate primarily due to change in valuation allowance and nondeductible compensation. For the third quarter of 2023, the effective tax rate is greater than the statutory rate primarily due to the impact of state taxes, valuation allowances, and other discrete items. See discussion in Note 7.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table contains certain financial information:

	Nine Months Ended September 30,			Percentage
	2024	2023	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$154,858	$173,859	$(19,001)	(11)%
Urea ammonium nitrate (UAN)	109,303	117,585	(8,282)	(7)%
Ammonia	96,468	129,850	(33,382)	(26)%
Other	26,865	39,802	(12,937)	(33)%
Total net sales	$387,494	$461,096	$(73,602)	(16)%

Gross profit:
Adjusted gross profit (1)	$114,898	$125,739	$(10,841)	(9)%
Depreciation and amortization (2)	(52,512)	(49,792)	(2,720)	5%
Turnaround expense	(20,638)	(1,696)	(18,942)	N/M
Total gross profit	41,748	74,251	(32,503)	(44)%
Selling, general and administrative expense	31,883	27,815	4,068	15%
Other expense (income), net	8,625	(2,096)	10,721	N/M
Operating income	1,240	48,532	(47,292)	N/M
Interest expense, net	26,229	31,213	(4,984)	(16)%
Gain on extinguishment of debt	(3,013)	(8,644)	5,631	(65)%
Non-operating other income, net	(9,143)	(10,929)	1,786	(16)%
(Benefit) provision for income taxes	(2,629)	3,622	(6,251)	(173)%
Net (loss) income	$(10,204)	$33,270	$(43,474)	N/M

Other information:
Gross profit percentage (3)	10.8%	16.1%	(5.3)%
Adjusted gross profit percentage (3)	29.7%	27.3%	2.4%
Property, plant and equipment expenditures	$64,087	$41,123	$22,964

_____________________________

N/M-Not meaningful.

(1)
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
(2)
Represents amount classified as cost of sales.
(3)
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial products:

	Nine Months Ended September 30,			Percentage
Product (tons sold)	2024	2023	Change	Change
AN & Nitric Acid	403,559	404,199	(640)	0%
Urea ammonium nitrate (UAN)	367,900	357,172	10,728	3%
Ammonia	235,622	280,031	(44,409)	(16)%
Total	1,007,081	1,041,402	(34,321)	(3)%

	Nine Months Ended September 30,			Percentage
Gross Average Selling Prices (price per ton)	2024	2023	Change	Change
AN & Nitric Acid	$384	$430	$(46)	(11)%
Urea ammonium nitrate (UAN)	$297	$325	$(28)	(9)%
Ammonia	$409	$464	$(55)	(12)%

	Nine Months Ended September 30,			Percentage
Average Benchmark Prices (price per ton)	2024	2023	Change	Change
Tampa Ammonia Benchmark	$463	$481	$(18)	(4)%
NOLA UAN	$234	$266	$(32)	(12)%

Net Sales

Net sales of our primary products decreased during the first nine months of 2024 compared to the prior year period driven by the impact of lower selling prices relative to the first nine months of 2023 for all of our products and lower sales volumes for ammonia. Partially offsetting weaker pricing was an increase in UAN sales volume driven by strong demand for fertilizers enhanced by our strategic commercial efforts.

Gross Profit

As noted in the table above, we recognized a gross profit of $41.7 million for the first nine months of 2024 compared to $74.3 million for the same period in 2023, or a $32.6 million reduction. Overall, our gross profit percentage was 10.8% compared to a gross profit percentage of 16.1% for the same period in 2023. Our adjusted gross profit percentage was 29.7% for the first nine months of 2024 and compared to 27.3% for the same period in 2023. Our overall gross profit for the first nine months of 2024 is lower compared to the same period of 2023 by overall lower sales prices for our products and higher planned Turnaround expenses partially offset by lower natural gas costs.

Selling, General and Administrative

Our SG&A expenses were $31.9 million for the first nine months of 2024, an increase of $4.1 million compared to the same period in 2023. The net increase was primarily driven by increases in professional fees and payroll related items partially offset by a reduction in expense relating to insurance, other miscellaneous expenses and depreciation and amortization expenses.

Interest Expense

Interest expense for the first nine months of 2024 was $26.3 million compared to $31.2 million for the same period in 2023. The decrease primarily relates to reduced interest expense as a result of the repurchase of our 6.25% Senior Secured Notes made beginning in the second quarter of 2023 and during 2024 along with a lower outstanding principal balance our Secured Financing due 2025.

Gain on Extinguishment of Debt

During the first nine months of 2024, we repurchased $96.6 million of our Senior Secured Notes through open market transactions for approximately $92.2 million. As a result, we recognized a gain on extinguishment of debt, net of issuance costs, of approximately $3.0 million. During the first half of 2023, we repurchased $125.0 million of our Senior Secured Notes through open market transactions for approximately $114.3 million. As a result, we recognized a gain on extinguishment of debt, net of issuance costs, of approximately $8.6 million.

Other Expense (income), net

Other expense, net during the first nine months of 2024 and 2023 consists primarily of impairment losses from disposal or abandonment of assets no longer being used in operations partially offset by short-term rental income from railcar subleases. The losses were higher and rental income was lower in the current year compared to the prior year.

Non-operating Other Income, net

Non-operating other income, net for the first nine months of 2024 was $9.1 million compared to $10.9 million for the same period of 2023, primarily related to interest income earned during both periods from our short-term investments.

(Benefit) provision for Income Taxes

The benefit for income taxes for the first nine months of 2024 was $2.6 million compared to the provision for income taxes of $3.6 million for the same period of 2023. The resulting effective tax rate for the first nine months of 2024 was 20.5% compared to 9.8% for the same period of 2023. For the first nine months of 2024, the effective tax rate is lower than the statutory rate primarily due to change in valuation allowance and nondeductible compensation, partially offset by state tax law changes. For the nine months of 2023, the effective tax rate is less than the statutory rate primarily due to deferred benefits from state tax law changes, partially offset by state taxes. See discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the nine months ended September 30:

	2024	2023	Change
	(In Thousands)
Net cash flows from operating activities	$82,600	$120,522	$(37,922)

Net cash flows from investing activities	$(18,380)	$21,506	$(39,886)

Net cash flows from financing activities	$(122,969)	$(158,973)	$36,004

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $82.6 million for the first nine months of 2024 compared to $120.5 million for the same period of 2023, a change of $37.9 million. The decrease was primarily a result of a reduction in net sales, partially offset by lower cost of sales and lower cash interest paid.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $18.4 million for the first nine months of 2024 compared to net cash provided of $21.5 million for the same period of 2023, a change of $39.9 million.

For the first nine months of 2024, the net cash used primarily relates to purchases of short-term investments of $190.6 million and expenditures for PP&E of $64.1 million partially offset by proceeds from short-term investments of $236.5 million.

For the first nine months of 2023, the net cash provided primarily relates to proceeds from short-term investments of $293.3 million, partially offset by purchases of short-term investments of $230.7 million and expenditures for PP&E of $41.0 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $123.0 million for the first nine months of 2024 compared to net cash used of $159.0 million for the same period of 2023, a change of $36.0 million.

For the first nine months of 2024, the net cash used primarily consists of repurchases of our 6.25% Senior Secured Notes of $92.2 million, payments on other long-term debt and short-term financing of $15.9 million and repurchases of $14.2 million of common stock.

For the first nine months of 2023, the net cash used primarily consists of repurchases of our 6.25% Senior Secured Notes of $114.3, payments on other long-term debt and short-term financing of $24.3 million and $20.4 million for the repurchases of common stock.

Capitalization

The following is our total cash and cash equivalents, short-term investments, long-term debt and stockholders’ equity as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024	December 31, 2023
	(In Millions)
Cash and cash equivalents	$42.3	$98.5
Short-term investments	157.1	207.4
Total cash, cash equivalents and short-term investments	$199.4	$305.9
Long-term debt:
Revolving Credit Facility	$—	$—
Senior Secured Notes due 2028 (1)	478.4	575.0
Secured Financing due 2025	10.5	14.1
Finance Leases	4.0	1.0
Unamortized debt issuance costs (2)	(5.9)	(8.4)
Total long-term debt, including current portion, net	487.0	$581.7
Total stockholders' equity	499.0	$518.3
(1)
See discussion contained in Note 4.
(2)
Debt issuance costs as of September 30, 2024 and December 31, 2023 of approximately $0.8 million and $0.5 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance cost. They are included in our condensed consolidated balance sheet in Intangible and other assets, net.

We currently have a revolving credit facility pursuant to that credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), with a borrowing base up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and an availability block of $7.5 million which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of September 30, 2024, our Revolving Credit Facility was undrawn and had approximately $34 million of availability. See Note 4 for further discussion on the facility.

For the full year of 2024, we expect capital expenditures to be approximately $65 million to $85 million. This capital spending is primarily planned for reliability and maintenance capital projects.

From time to time, when the Company exceeds the funding threshold in our natural gas purchase commitments the Company is required to fund cash collateral to our counterparty.

As of September 30, 2024, we had approximately $199.4 million of cash and short-term investments. From time to time, we may seek to deploy capital through common stock repurchases or the early redemption of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that the combination of our cash and cash equivalents, short-term investments, the availability on our Revolving Credit Facility and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed in Note 4, the Revolving Credit Facility requires, among other things, that we meet a financial covenant. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of September 30, 2024, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB has $478.4 million aggregate principal amount of the 6.25% Senior Secured Notes outstanding as of September 30, 2024. Interest is to be paid semiannually in arrears on May 15th and October 15th, maturing October 15, 2028.

Secured Financing due 2025 – We are a party to a $30 million secured financing arrangement with an affiliate of Eldridge. Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Revolving Credit Facility – At September 30, 2024, our Revolving Credit Facility was undrawn and had approximately $34 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Finance leases – Our finance leases consist primarily of leases on railcars. Most of our railcar leases are classified as operating leases.

Capital Expenditures – First Nine Months of 2024

For the first nine months of 2024, capital expenditures relating to PP&E were $64.1 million. The capital expenditures were funded primarily from cash and working capital.

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

During the three months ended September 30, 2024, we did not repurchase any of our outstanding common stock. During the nine months ended September 30, 2024, we repurchased approximately 1.5 million shares of common stock at an average cost of $8.13 per share for a total of approximately $12.1 million. Total repurchase authority remaining under the repurchase program was approximately $109 million as of September 30, 2024. The repurchase program may be suspended, terminated or modified at any time for any reason.

During the three months ended September 30, 2024, we did not repurchase any of our Senior Secured Notes. During the nine months ended September 30, 2024, we repurchased $96.6 million in principal amount of our Senior Secured Notes for approximately $92.2 million.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $4.0 million for the first nine months ended September 30, 2024 in connection with environmental projects. For the remainder of 2024, we expect to incur expenses ranging from $0.8 million to $1.1 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of September 30, 2024, we have agreed to indemnify the sureties for payments, up to $9.7 million, made by them in respect of such bonds. All of these insurance bonds are expected to expire or be renewed in 2024.

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

It is also reasonably possible that the estimates and assumptions utilized as of September 30, 2024, could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At September 30, 2024, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, and as such, are exempt from derivative accounting requirements. At September 30, 2024, we had no outstanding natural gas contracts which are subject to derivative accounting requirements.

Interest Rate Risk

We may be exposed to variable interest rate risk with respect to our Revolving Credit Facility when there are outstanding borrowings. As of September 30, 2024, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our expectations regarding future ammonia pricing;
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
geopolitical concerns;
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

The following is a list of terms used in this report.

ADEQ	-	The Arkansas Department of Environmental Quality.

AN	-	Ammonium nitrate.

ASUs	-	Accounting Standard Updates.

ATR	-	AutoThermal Reforming.

CAO	-	A consent administrative order.

Cherokee Facility	-	Our chemical production facility located in Cherokee, Alabama.

Chevron	-	Chevron Environmental Management Company.

COVID-19	-	The novel coronavirus disease of 2019.

EDA	-	El Dorado Ammonia L.L.C. (now merged into LSB Chemical, L.L.C. a subsidiary of LSB Industries, Inc.).

EDC	-	El Dorado Chemical Company (now merged into LSB Chemical, L.L.C. a subsidiary of LSB Industries, Inc.).

El Dorado Facility	-	Our chemical production facility located in El Dorado, Arkansas.

Eldridge	-	Eldridge Industries, L.L.C.

Environmental and Health Laws	-	Numerous federal, state and local environmental, health and safety laws.

EUC	-	Environmental Use Control.

FASB	-	Financial Accounting Standards Board.

FEED	-	Front end engineering design.

Global	-	Global Industrial, Inc., a subcontractor asserting mechanics liens for work rendered to the Company.

Hallowell Facility	-	A chemical facility previously owned by two of our subsidiaries located in Kansas.

HDAN	-	High density ammonium nitrate prills used in the agricultural industry.

IRS	-	Internal Revenue Service.

KDHE	-	The Kansas Department of Health and Environment.

LDAN	-	Low density ammonium nitrate prills used in the mining industry.

Leidos	-	Leidos Constructors L.L.C.

LSB	-	LSB Industries, Inc.

MD&A	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MMBtu	-	Million British thermal units.

MOU	-	Memorandum of understanding.

Note	-	A note in the accompanying notes to the condensed consolidated financial statements.

October Report	-	The World Agricultural Supply and Demand Estimates Report dated October 11, 2024.

ODEQ	-	The Oklahoma Department of Environmental Quality.

PP&E	-	Plant, property and equipment.

Pryor Facility	-	Our chemical production facility located in Pryor, Oklahoma.

SEC	-	The U.S. Securities and Exchange Commission.

Secured Financing due 2025	-	A secured financing arrangement between EDA and an affiliate of Eldridge which matures in August 2025.

Senior Secured Notes	-

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

2023 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2022 and ended in 2023 and primarily relates to corn planted and harvested in 2022.

2024 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2023 and will end in 2024 and primarily relates to corn planted and harvested in 2023.

2025 Crop	-	Corn crop marketing year (September 1 - August 31), which began in 2024 and will end in 2025 and primarily relates to corn planted and harvested in 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the third quarter ended September 30, 2024, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

(a)
Filed herewith or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 30st day of October 2024.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)