Form 10-Q
period 2025-03-31
LSB INDUSTRIES, INC.
filed 2025-04-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant's common stock was 71,877,955 shares as of April 25, 2025.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2025 is unaudited)

	March 31, 2025	December 31, 2024
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$15,030	$20,230
Short-term investments	148,516	163,971
Accounts receivable	52,199	39,083
Allowance for doubtful accounts	(328)	(323)
Accounts receivable, net	51,871	38,760
Inventories:
Finished goods	23,701	22,382
Raw materials	1,788	2,519
Total inventories	25,489	24,901
Supplies, prepaid items and other:
Prepaid insurance	10,116	14,345
Precious metals	12,342	11,596
Supplies	32,405	31,995
Other	3,558	3,916
Total supplies, prepaid items and other	58,421	61,852
Total current assets	299,327	309,714
Property, plant and equipment, net	842,507	847,570
Other assets:
Operating lease assets	33,002	28,727
Intangible and other assets, net	1,102	1,177
Total other assets	34,104	29,904
Total assets	$1,175,938	$1,187,188
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	58,854	83,498
Short-term financing	8,175	12,146
Accrued and other liabilities	44,687	30,874
Current portion of long-term debt	7,756	9,116
Total current liabilities	119,472	135,634
Long-term debt, net	478,174	476,163
Noncurrent operating lease liabilities	25,701	21,387
Other noncurrent accrued and other liabilities	456	456
Deferred income taxes	61,572	61,908
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $.10 par value per share; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	501,967	504,578
Retained earnings	206,022	207,662
	717,106	721,357
Less treasury stock, at cost:
Common stock, 19.3 million shares (19.5 million shares at December 31, 2024)	226,543	229,717
Total stockholders' equity	490,563	491,640
Total liabilities and stockholders’ equity	$1,175,938	$1,187,188

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In Thousands, Except Per Share Amounts)
Net sales	$143,432	$138,204
Cost of sales	129,048	115,926
Gross profit	14,384	22,278

Selling, general and administrative expense	10,153	10,294
Other (income) expense, net	(237)	724
Operating income	4,468	11,260

Interest expense, net	8,064	9,729
(Gain) on extinguishment of debt	—	(1,134)
Non-operating other income, net	(1,673)	(3,561)
(Loss) income before income taxes	(1,923)	6,226
(Benefit) provision for income taxes	(283)	603
Net (loss) income	$(1,640)	$5,623

(Loss) income per common share:
Basic:
Net (loss) income	$(0.02)	$0.08

Diluted:
Net (loss) income	$(0.02)	$0.08

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2024	91,168	(19,528)	$9,117	$504,578	$207,662	$(229,717)	$491,640
Net (loss)					(1,640)		(1,640)
Stock-based compensation				1,733			1,733
Vesting of equity compensation		369		(4,344)		4,344	—
Shares withheld upon vesting of equity compensation		(133)				(1,170)	(1,170)
Balance at March 31, 2025	91,168	(19,292)	$9,117	$501,967	$206,022	$(226,543)	$490,563

Balance at December 31, 2023	91,168	(18,051)	$9,117	$501,026	$227,015	$(218,827)	$518,331
Net income					5,623		5,623
Stock-based compensation				1,394			1,394
Purchase of common stock		(690)				(5,397)	(5,397)
Vesting of equity compensation		109		(1,323)		1,323	—
Shares withheld upon vesting of equity compensation		(231)				(1,766)	(1,766)
Balance at March 31, 2024	91,168	(18,863)	$9,117	$501,097	$232,638	$(224,667)	$518,185

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Cash flows from operating activities
Net (loss) income	$(1,640)	$5,623
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(336)	819
(Gain) on extinguishment of debt	—	(1,134)
Depreciation and amortization of property, plant and equipment	20,117	17,114
Amortization of short term investments	(69)	2,007
Stock-based compensation	1,733	1,394
Write-downs of property, plant and equipment	71	1,455
Other	192	466
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(13,112)	(11,408)
Inventories	(338)	6,165
Prepaid insurance	4,229	4,078
Supplies, prepaid items and other	(1,552)	(116)
Accounts payable	(16,562)	(7,911)
Accrued interest	7,208	7,867
Customer deposits	10,211	1,495
Other assets and other liabilities	(3,316)	(3,807)
Net cash provided by operating activities	6,836	24,107

Cash flows from investing activities
Expenditures for property, plant and equipment	(20,867)	(18,287)
Proceeds from short-term investments	64,561	100,878
Purchases of short-term investments	(49,037)	(34,689)
Other investing activities	72	—
Net cash (used) provided by investing activities	(5,271)	47,902

Cash flows from financing activities
Repurchases of 6.25% Senior Secured Notes	—	(31,316)
Payments on other long-term debt	(1,624)	(1,443)
Payments on short-term financing	(3,971)	(4,379)
Acquisition of treasury stock, net	—	(5,397)
Taxes paid on equity awards	(1,170)	(1,766)
Payments of debt-related costs	—	(217)
Net cash used by financing activities	(6,765)	(44,518)

Net (decrease) increase in cash and cash equivalents	(5,200)	27,491

Cash and cash equivalents at beginning of period	20,230	101,032
Cash and cash equivalents at end of period	$15,030	$128,523

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

All references to “LSB Industries,” “LSB,” the “Company,” “we,” “us,” and “our” refer to LSB Industries, Inc. and its subsidiaries on a consolidated basis, except where the context makes clear that the reference is only to LSB Industries, Inc. itself and not its subsidiaries. The accompanying unaudited interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”), filed with the SEC on February 27, 2025. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three months ended March 31, 2025 and 2024 and the Company’s financial position as of March 31, 2025.

Basis of Consolidation – LSB Industries, Inc. and its subsidiaries are consolidated in the accompanying unaudited condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated. Certain prior period amounts reported in our unaudited condensed consolidated financial statements and notes thereto have been reclassified to conform to current period presentation.

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

Our customers include farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States; industrial users of acids throughout the United States and parts of Canada; and explosives manufacturers in United States and other parts of North America.

Seasonality – These interim results are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November.

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

Short-Term Investments – Investments, which consist of U.S. treasury securities with remaining maturity at the time of purchase greater than three months but less than 12 months, are considered short-term investments and are classified as Level 1 under the fair value hierarchy. These investments are classified as held to maturity and we have no intention nor are we required to sell them prior to maturity. U.S. treasury bills with remaining maturity at the time of purchase of three months or less are included in cash and cash equivalents. Due to the nature of these investments as U.S. treasury securities, no impairment is anticipated. See “Note 6. Financial Instruments” for more information regarding our short-term investments.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the three months ended March 31, 2025 and 2024, we recorded asset write-downs in the amount of $0.1 million and $1.5 million, respectively. These asset write-downs are included in Other expense (income), net on our condensed consolidated statements of operations.

Short-Term Financing – Our short-term financing represents the short-term note related to financing of our insurance premium, which is renewed annually.

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

Derivatives, Hedges and Financial Instruments – In order to mitigate a portion of the commodity price risk associated with natural gas, which we utilize in our manufacturing process, we periodically enter into natural gas forward contracts or volume purchase commitments. Such contracts are required to be accounted for as derivatives under applicable accounting guidance unless they are eligible for and we elect the normal purchase normal sale (“NPNS”) exception. We are eligible for the NPNS exception when these contracts provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such. In the event that we have natural gas derivatives that we do not elect or do not qualify for the NPNS exception, we would account for such contracts as derivatives by recognizing them in the balance sheet at fair value with changes in fair value recognized in the statement of operations. Such derivatives are not designated as hedges for accounting purposes.

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

From time to time when we have excess freight capacity, we may sublease a portion of our railcars fleet on a short-term basis to other parties. The income from these subleases is recorded as a component of “Other (income) expense, net” in our condensed consolidated statements of operations. For the three months ended March 31, 2025 and 2024, sublease income was not material and $0.7 million, respectively. We also are the lessor of a portion of our vacant land and buildings located on our plant facilities.

As of March 31, 2025, we have executed operating leases and financing leases for railcars with lease terms greater than one year with aggregate lease payments of approximately $2.4 million and $1.6 million, respectively, which have not yet commenced.

Recently Issued Accounting Pronouncements

ASU 2023-06 - In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which modifies the disclosure or presentation requirements of a variety of topics in the codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. For all entities, if by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the codification and will not become effective for any entity. These amendments should be applied prospectively. We are currently evaluating the timing and the effect of adoption of this ASU on our consolidated financial statements and related disclosures.

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

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We considered all ASUs issued and outstanding or that became effective since January 1, 2025 through the date of these financial statements and determined them not to be applicable or materially impact our financial statements other than those ASUs specifically addressed above.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Net (Loss) Income per Common Share

	Three Months Ended March 31,
	2025	2024
	(In Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income	$(1,640)	$5,623
Numerator for basic and diluted net (loss) income per common share	$(1,640)	$5,623

Denominator:
Denominator for basic net (loss) income per common share - adjusted weighted-average shares	71,837	72,842
Effect of dilutive securities:
Unvested restricted stock and stock units	—	331
Dilutive potential common shares	—	331
Denominator for diluted net (loss) income per common share - adjusted weighted-average shares	71,837	73,173

Basic net (loss) income per common share	$(0.02)	$0.08

Diluted net (loss) income per common share	$(0.02)	$0.08

The following securities were not included in the computation of diluted net (loss) income per common share as their effect would have been antidilutive:

	Three Months Ended March 31,
	2025	2024

Restricted stock and stock units	2,030,647	714,563
Stock options	—	13,000
	2,030,647	727,563

3. Accrued and Other Liabilities

	March 31, 2025	December 31, 2024
	(In Thousands)
Accrued interest	$13,705	$6,230
Customer deposits	11,318	1,107
Current portion of operating lease liabilities	7,369	7,406
Accrued payroll and benefits	5,618	10,217
Other	7,133	6,370
	45,143	31,330
Less noncurrent portion	456	456
Current portion of accrued and other liabilities	$44,687	$30,874

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2025	December 31, 2024
	(In Thousands)
Revolving Credit Facility (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	478,440	478,440
Secured Financing due 2025, with an interest rate of 8.75% (C)	7,028	8,516
Finance Leases (D)	5,666	3,895
Unamortized debt issuance costs (1)	(5,204)	(5,572)
	485,930	485,279
Less current portion of long-term debt	7,756	9,116
Long-term debt due after one year, net	$478,174	$476,163

_____________________________

(1)
Debt issuance costs as of March 31, 2025 and December 31, 2024 of approximately $0.6 million and $0.6 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance costs. Such costs are included in our condensed consolidated balance sheet in Intangible and other assets, net.
(A)
The Revolving Credit Facility provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and is also subject to an availability block of $7.5 million (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions) (the “Availability Block”). The Availability Block is applied against the $75 million maximum. The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of March 31, 2025, our Revolving Credit Facility was undrawn and had approximately $40 million of availability, based on our eligible collateral.

The Revolving Credit Facility matures on December 21, 2028, subject to springing maturity to the date that is 90 days prior to the stated maturity date of our existing Senior Secured Notes (defined below), which is currently October 15, 2028 (unless such Senior Secured Notes have been repaid or redeemed in full prior thereto). Borrowings outstanding under the Revolving Credit Facility will bear interest at a rate per annum equal to, at the option of us, either (a) term Secured Overnight Financing Rate (“SOFR”) for a period of one month (with a fallback to the prime rate if such rate is unavailable), plus 0.10%, plus an applicable margin of 1.625% or (b) term SOFR for a period of one, three or six months (at our election), plus 0.10%, plus an applicable margin of 1.625%, in each case with a floor of 0.00%.

LSB Industries, Inc. and all of our subsidiaries (collectively, the “Borrowers”) are co-borrowers under the Revolving Credit Facility. Obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our current assets, including accounts receivable and inventory, subject to certain exceptions.

The Revolving Credit Facility contains a financial covenant, which requires that, solely if we elect to remove the Availability Block, then the Borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The financial covenant, if triggered, is tested monthly. The financial covenant was not triggered as of March 31, 2025.

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

We did not repurchase any of our Senior Secured Notes during the three months ended March 31, 2025. During the three months ended March 31, 2024, we repurchased $32.9 million in principal amount of our Senior Secured Notes for approximately $31.3 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of approximately $1.1 million during the three months ended March 31, 2024.

(C)
In August 2020, we entered into a $30 million secured financing arrangement with an affiliate of Eldridge Industries, L.L.C. (“Eldridge”). Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.
(D)
Finance leases consist primarily of leases on railcars.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. Commitments and Contingencies

Outstanding Natural Gas Purchase Commitments – Certain of our natural gas contracts qualify as normal purchases under U.S. GAAP and thus are not financial instruments for which we mark-to-market. At March 31, 2025, these contracts included volume purchase commitments with fixed prices of approximately 0.5 million MMBtus of natural gas that cover a period from April 2025 through June 2025. The weighted-average price of the natural gas covered by these contracts was $3.61 per MMBtu, for a total of $1.9 million. Based on strip prices at period end, the weighted-average market price of the fixed contracts was $3.61 per MMBtu for a total of $1.9 million.

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

Historically, we have incurred significant capital expenditures in order to comply with the Environmental and Health Laws and significant capital expenditures are expected to be incurred in the future. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our facilities should we discontinue the operations of a facility.

As of March 31, 2025, our accrued liabilities for environmental matters totaled approximately $0.6 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

treated wastewater discharges but have not received any confirmation from the ODEQ on their preliminary acceptance of our treated wastewater stream.

In 2006, the Company entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at our El Dorado Facility. The CAO required us to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan. The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that the El Dorado Facility was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. In August 2023, the Company received a Notice of Violation (“NOV”) for wastewater discharges from our El Dorado Facility. We have been in discussions with the ADEQ about our response to the NOV and the potential for financial penalties associated with the NOV. As of the date of this report, the ADEQ has provided no written indication or details regarding the financial penalty. No liability has been established as of March 31, 2025, in connection with this ADEQ matter.

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

During this process, our subsidiary and Chevron retained an environmental consultant that prepared and performed a corrective action study work plan as to the appropriate method to remediate the Hallowell Facility. During 2020, the KDHE selected a remedy of annual monitoring and the implementation of an Environmental Use Control (“EUC”). This remedy primarily relates to long-term surface and groundwater monitoring to track the natural decline in contamination and is subject to a periodic review with the KDHE. At this time there is no review scheduled.

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

We received a NOV for ten findings identified from an inspection conducted by the EPA Region IV at our Cherokee Facility in late 2022. We provided written responses to each finding in the inspection report issued in connection with such inspection and to the Notice of Potential Violations and held direct communications with the EPA related to the matter. A meeting was held with the EPA in January 2024 to discuss the NOV and our subsequent responsive actions. During the meeting, the EPA proposed two alternatives for the penalties related to the violations. We accepted one of the proposed alternatives, which included a cash fine and an investment in a community project, for which we accrued an estimate as of December 31, 2023.

B. Other Pending, Threatened or Settled Litigation

In addition to the foregoing, we are also involved in various other claims and legal actions (including matters involving gain contingencies) in the ordinary course of our business. While it is possible that the actual claims results could differ from our estimates, after consultation with legal counsel, we believe that any such differences will not have a material effect on our business, financial condition, results of operations or cash flows.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Financial Instruments

Natural Gas Contracts

Periodically, we enter into certain forward natural gas contracts or volume purchase commitments, which are derivatives. We utilize these natural gas contracts as economic hedges for risk management purposes but the contracts are not designated as hedging instruments. At March 31, 2025 and December 31, 2024, we had no outstanding forward natural gas contracts or volume purchase commitments accounted for as derivatives. When present in the past, the valuations of the natural gas contracts were classified as Level 2.

Financial Instruments

At March 31, 2025 and December 31, 2024, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes. Fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement while the treasury securities that comprise our cash equivalents and short-term investments are a Level 1. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	March 31, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$478	$459	$478	$461
Short-Term Investments	$149	$149	$164	$164

_____________________________

(1)
Based on a quoted price of 96.0 at March 31, 2025 and 96.4 at December 31, 2024. Also see discussion in Note 4 (B).

7. Income Taxes

(Benefit) provision for income taxes is as follows:

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Current:
Federal	$—	$—
State	53	(216)
Total Current	$53	$(216)

Deferred:
Federal	$(208)	$985
State	(128)	(166)
Total Deferred	$(336)	$819
(Benefit) provision for income taxes	$(283)	$603

The tax benefit for the three months ended March 31, 2025, was $0.3 million (14.7% benefit on pre-tax loss). The tax provision for the three months ended March 31, 2024 was $0.6 million (9.7% provision on pre-tax income). For 2025, the effective tax rate was lower than the statutory tax rate primarily due to change in valuation allowance and nondeductible compensation, partially offset by state taxes. For 2024, the effective tax rate was lower than the statutory tax rate primarily due to nondeductible compensation expense and state taxes.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results. Based on our analysis, we have determined that it is more-likely-than-not that all of our federal deferred tax assets and a portion of our state deferred tax assets will be utilized. We estimate an approximately $1.2 million increase in the related valuation allowance associated with these state deferred tax assets will be recorded during the year as part of the estimated annual effective tax rate applied to ordinary income.

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

LSB Industries, Inc. and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2021-2024 years remain open for all purposes of examination by the U.S. Internal Revenue Service (“IRS”) and other major tax jurisdictions. Additionally, the 2013-2020 years remain subject to examination for determining the amount of net operating loss and other carryforwards.

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

The following table presents our net sales disaggregated by our products, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Net sales:
AN & Nitric Acid	$57,618	$48,435
Urea ammonium nitrate (UAN)	43,865	41,192
Ammonia	33,272	39,530
Other	8,677	9,047
Total net sales	$143,432	$138,204

Other Information

For our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 34 months at March 31, 2025.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for product shipments. We had approximately $11.3 million and $1.1 million of contract liabilities as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and 2024, revenues of approximately $35,000 and $0.1 million for each period were recognized and included in the balances as of December 31, 2024 and 2023. Our contract assets consist of unconditional rights to payment from our customers, which are reflected as accounts receivable in our condensed consolidated balance sheets.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At March 31, 2025, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations total approximately $132.7 million, of which approximately 58% relates to 2025 through 2027, approximately 24% relates to 2028 through 2029, with the remainder thereafter.

9. Related Party Transactions

As of March 31, 2025, we had one outstanding financing arrangement with an affiliate of Eldridge as discussed in footnote (C) of Note 4.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Cash payments (refunds) for:

Interest on long-term debt and other, net of capitalized interest	$181	$1,271
Income taxes, net	$—	$(112)

Noncash investing and financing activities:

Property, plant and equipment acquired and not yet paid at end of period	$18,891	$19,957
(Gain) on extinguishment of debt	$—	$(1,134)
Accounts payable associated with debt-related costs	$—	$426

11. Segment

The Company is managed on a consolidated basis with a single reportable segment, chemical manufacturing, which is not an aggregation of individual operating segments. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the filing of our 2024 Form 10-K.

Information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment's assets:

	Three Months Ended March 31,
	2025	2024
	(In Thousands)
Net sales	$143,432	$138,204
Less:
Cost of sales excluding depreciation, amortization and turnaround expense	106,990	97,917
Depreciation and amortization	20,063	17,094
Turnaround expense	1,995	915
Total cost of sales	129,048	115,926
Selling, general and administrative
Wages and benefits	6,219	6,143
Other selling general and administrative	3,934	4,151
Total selling general and administrative	10,153	10,294
Interest expense	8,064	9,729
(Gain) loss on extinguishments of debt	—	(1,134)
Loss from asset write-down and disposals	71	1,455
Income tax (benefit) provision	(283)	603
Other segment items (a)	(1,981)	(4,292)
Segment net (loss) income	(1,640)	5,623

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net (loss) income	$(1,640)	$5,623

(a) During the first quarter of 2025 and 2024, amount consisted primarily of interest and sublease income.

The measure of our chemical manufacturing segment assets is reported on the condensed consolidated balance sheet as total assets. Expenditures for long-lived chemical manufacturing segment assets are reported on our condensed consolidated statement of cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in “Item 1. Financial Statements.” Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements.” Certain statements contained in this discussion may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2024, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “we,” “us,” “our” and the “Company” refer to LSB Industries, Inc. and its consolidated subsidiaries.

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and we manufacture and sell chemical products for the agricultural and industrial markets. We own and operate three multi-plant facilities in Cherokee, Alabama (the “Cherokee Facility”), El Dorado, Arkansas (the “El Dorado Facility”) and Pryor, Oklahoma (the “Pryor Facility”) and operate a facility on behalf of Covestro in Baytown, Texas (the “Baytown Facility”). Our products are sold through distributors and directly to end customers primarily throughout the U.S. and other parts of North America.

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
•
Development of Low Carbon Ammonia and Other Products. The reduction of greenhouse gas emissions, particularly related to carbon dioxide, has been and we expect will increasingly become a global environmental priority. Ammonia has continued to emerge as one of the more viable alternatives to serve as a hydrogen-based energy source for a variety of applications due to its higher energy density and ease of storage relative to hydrogen gas. Low carbon ammonia can be used as a coal and natural gas substitute in power generation, a zero-carbon fuel in the maritime sector, and as a carbon free fertilizer. If low carbon ammonia were to be adopted for these and other energy needs globally, some studies have indicated that future demand could increase from current levels of global annual production of ammonia.

Low carbon ammonia is produced using natural gas and conventional processes but includes an additional stage where the carbon dioxide emissions are captured and permanently stored in deep underground rock formations. We believe that the resulting low carbon emission product can be sold at a premium to conventional ammonia, to customers seeking to reduce their carbon footprint, particularly in the power generation, marine, industrial, mining and agricultural end markets.

Additionally, we believe that producers of low carbon ammonia will be eligible for government incentives aimed at promoting carbon capture and sequestration (“CCS”).

We believe we are well-positioned to capitalize on this opportunity given our potential to retrofit our existing plants, which we believe can reduce our time to market for low carbon ammonia and also reduce the upfront capital expenditures necessary to enable us to produce this product. We are currently pursuing projects that could enable us to become a producer and marketer of low carbon ammonia and other derivative products. These projects include a low carbon ammonia project at our El Dorado Facility in collaboration with Lapis Carbon Solutions (“Lapis”) that we expect to be operational by the end of 2026. In January 2025, we achieved pre-certification status under the Fertilizer Institute’s Verified Ammonia Carbon Intensity program. This is a voluntary certification of the carbon footprint of ammonia production at a specific facility, from well to production gate. Our El Dorado ammonia plant is one of four North American plants to have received such a status.

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

In October 2023, we announced a collaboration with INPEX Corporation and Air Liquide Group to conduct a preliminary front end engineering design (“pre-FEED”) study for the development of a large-scale, low carbon ammonia production and export project on the Houston Ship Channel. Initially targeted to produce more than 1.1 million metric tons per year of low carbon ammonia beginning in 2029, the pre-FEED study was completed in the fourth quarter of 2024. Given the impact of U.S. tariff-related price increases and other global economic uncertainties on costs, coupled with a slower-than-anticipated ramp-up of low carbon ammonia demand, we have decided to put a pause on the project.

In April 2022, we entered into an agreement with Lapis to develop a project to capture and sequester CO2 at our El Dorado Facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will invest the majority of the capital required for project development. The project is expected to be completed and operational by the end of 2026, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and sequester approximately 400,000 to 500,000 metric tons of CO2 per year in underground saline aquifers.

The sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured and sequestered. Lapis, as the majority owner of the carbon capture and sequestration equipment, will earn the 45Q tax credits and will pay us a fee for each ton of CO2 captured and sequestered by the end of 2026. Once in operation, the sequestered CO2 is expected to reduce our overall scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering approximately 400,000 to 500,000 metric tons of CO2 annually is expected to enable us to produce approximately 305,000 to 380,000 metric tons of low carbon ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. In February 2023, a key milestone was achieved in the advancement of our low carbon ammonia project at El Dorado by filing a pre-construction Class VI permit application with the United States Environmental Protection Agency (the “EPA”). The EPA recognized the application as complete in March 2023 and is currently in the review process.

Higher Ammonia Prices and AN and UAN Sales Volumes Offset by Higher Natural Gas Input Costs

First quarter 2025 results were impacted by natural gas input costs, which were higher than they were in the first quarter and full year of 2024. Partially offsetting the impact of higher natural gas prices were increased sales volumes of AN and UAN. Additionally, first quarter 2025 results benefited from higher ammonia prices relative to the prior year first quarter.

Ammonia prices have declined over the past several months, largely as a result of lower natural gas input costs in Europe, the global ammonia market’s marginal producer region. Lower European natural gas prices reflect expectations that Russia and Ukraine may reach a peace agreement following more than three years of armed conflict, which could lead to an increased flow of Russian natural gas into Europe. Ammonia prices may also be impacted by the start-up of new production capacity in both the United States and internationally, with at least one new world scale plant expected to come online during 2025.

While ammonia prices have weakened over the past several months, pricing for ammonia derivative fertilizer products has been strong. Both urea and UAN prices are currently well above year-ago levels, reflecting a variety of factors including tight supply with limited inventory in the United States distribution channel; expectations for a strong Spring 2025 corn planting season with the USDA currently expecting 95 million acres of corn to be planted, up 5% from 2024; and tariffs on nitrogen fertilizers imported from countries outside of the United States, such as Trinidad, which are now being taxed at 10%.

Demand for our industrial products is stable despite global economic concerns. Nitric acid demand has been steady, reflecting the resilience of the U.S. economy and consumer spending levels. Demand for AN for use in mining applications has been bolstered by positive exposure to copper, gold and iron ore, as well as continued attractive market fundamentals for aggregate production relating to infrastructure construction. Economic uncertainty has recently been heightened by the potential impacts of tariffs on global trade flows, consumer prices and production input costs. However, we believe that we have a meaningful degree of downside protection in our industrial business given our diverse customer base which is almost entirely located in the United States, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

According to the World Agricultural Supply and Demand Estimates Report dated April 10, 2025 (the “April Report”), farmers planted approximately 90.6 million acres of corn in 2024, down 4.2% compared to the 2023 planting season. According to the April Report, the USDA estimates the United States ending stocks for the 2024 Harvest will be approximately 37.2 million metric tons, a 17.0% decrease from the 2023 Harvest. The USDA's expected yield for the 2024 Harvest is 179.3, up approximately 1.1% from a year ago.

The following April 2025 estimates are associated with the corn market:

	2025 Crop	2024 Crop		2023 Crop
	(2024 Harvest)	(2023 Harvest)	Percentage	(2022 Harvest)	Percentage
	April Report (1)	April Report (1)	Change (2)	April Report (1)	Change (3)
U.S. Area Planted (Million acres)	90.6	94.6	(4.2%)	88.2	2.7%
U.S. Yield per Acre (Bushels)	179.3	177.3	1.1%	173.4	3.4%
U.S. Production (Million bushels)	14,867	15,341	(3.1%)	13,651	8.9%
U.S. Ending Stocks (Million metric tons)	37.2	44.8	(17.0%)	34.6	7.5%
World Ending Stocks (Million metric tons)	287.7	314.3	(8.5%)	304.8	(5.6%)

1.
Information obtained from the April Report for the 2024/2025 ("2025 Crop"), 2023/2024 (“2024 Crop”) and 2022/2023 (“2023 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2025 Crop amounts compared to the 2024 Crop amounts.
3.
Represents the percentage change between the 2025 Crop amounts compared to the 2023 Crop amounts.

The current USDA corn outlook for the United States calls for increased exports, lower feed and residual use, and smaller ending stocks. Exports were raised 100 million bushels reflecting the pace of sales and shipments to date and relatively competitive U.S. prices. With no other use changes, ending stocks are down 75 million bushels from the previous month’s report. From a demand perspective, we believe that corn prices will remain at a level that will further support demand for fertilizers during 2025.

Industrial Products

Our industrial products sales volumes are dependent upon general economic conditions, primarily in the housing, automotive and paper industries. Demand for our industrial products is stable despite persistent global economic challenges. Nitric acid demand has been steady, reflecting the strength of the U.S. economy and consumer spending levels. Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Our LDAN and AN solution, which are primarily used as AN fuel oil and specialty emulsions for usage in the quarry and the construction industries, are used for metals mining and to a lesser extent, for coal. Demand for AN for use in mining applications has been bolstered by positive exposure to copper, gold and iron ore, as well as continued attractive market fundamentals for aggregate production relating to infrastructure construction. Economic uncertainty has recently been heightened by the potential impacts of tariffs on global trade flows, consumer prices and production input costs. However, we believe that we have a meaningful degree of downside protection in our industrial business given our diverse customer base which is almost entirely located in the United States, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

The following table shows the volume of natural gas purchased and the average cost per MMBtu:

	Three Months Ended March 31,
	2025	2024
Natural gas volumes (MMBtu in millions)	7.5	7.2
Natural gas average cost per MMBtu	$3.77	$2.33

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. The financial effects of planned downtime at our plants, including a planned major maintenance activity (each such activity, a “Turnaround”) is mitigated through a diligent planning process that considers the availability of resources to perform the needed maintenance and other factors. Unplanned downtime of our plants typically results in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance. All Turnarounds result in lost contribution margin from lost sales of our products, lost fixed cost absorption from lower production of our products and increased costs related to repairs and maintenance, which repair and maintenance costs are expensed as incurred.

The next ammonia plant Turnaround is currently planned for our El Dorado Facility in the first half of 2026. We completed Turnarounds at both our Pryor Facility and Cherokee Facility in the latter half of 2024. Following those Turnarounds, the next Pryor Facility Turnaround is currently planned for 2027, with the Cherokee Facility ammonia Turnaround currently planned for 2028.

Ammonia Production

Ammonia is the basic product used to produce all of our upgraded products. The ammonia production rates of our plants affect the total cost per ton of each product produced and the overall sales of our products. For 2025, we are targeting total ammonia production of approximately 820,000 tons to 850,000 tons.

Forward Sales Contracts

In certain instances, we may use forward sales of our fertilizer products to optimize our asset utilization, planning process and production scheduling. These sales are made by offering customers the opportunity to purchase product on a forward basis at prices and delivery dates that are agreed upon, with delivery dates typically occurring within 12 months. We use this program to varying degrees during the year depending on market conditions and our view of changing price environments. Fixing the selling prices of our products months in advance of their ultimate delivery to customers typically causes our reported selling prices and margins to differ from spot market prices and margins available at the time of shipment.

Consolidated Results of the First Quarter of 2025

Our consolidated net sales for the first quarter of 2025 were $143.4 million compared to $138.2 million for the same period in 2024. Our consolidated operating income for the first quarter of 2025 was $4.5 million compared to $11.3 million for the same period in 2024. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the First Quarter

Selling Prices

For the first quarter of 2025, average selling prices for ammonia and AN increased while the average selling price for UAN decreased compared to the first quarter of 2024.

Gain on Extinguishment of Senior Secured Notes

During the first quarter of 2024, we repurchased $32.9 million of our Senior Secured Notes due 2028 (the “Senior Secured Notes”) through open market transactions for approximately $31.3 million. As a result, we recognized a gain on extinguishment of debt, net of issuance costs, of approximately $1.1 million.

Plant, Property and Equipment Impairments

For the three months ended March 31, 2025 and 2024, we recorded asset write-downs primarily related to assets no longer in use in the amount of $0.1 million and $1.5 million, respectively. These write-downs are included in Other expense (income), net on our condensed consolidated statements of operations.

Results of Operations

The following is a discussion and analysis of our condensed consolidated results of operations for the three months ended March 31, 2025 and 2024.

Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth certain financial information, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended March 31,			Percentage
	2025	2024	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$57,618	$48,435	$9,183	19%
Urea ammonium nitrate (UAN)	43,865	41,192	2,673	6%
Ammonia	33,272	39,530	(6,258)	(16)%
Other	8,677	9,047	(370)	(4)%
Total net sales	$143,432	$138,204	$5,228	4%

Gross profit:
Adjusted gross profit (1)	$36,442	$40,287	$(3,845)	(10)%
Depreciation and amortization (2)	(20,063)	(17,094)	(2,969)	17%
Turnaround expense	(1,995)	(915)	(1,080)	N/M
Total gross profit	14,384	22,278	(7,894)	(35)%
Selling, general and administrative expense	10,153	10,294	(141)	(1%)
Other (income) expense, net	(237)	724	(961)	N/M
Operating income	4,468	11,260	(6,792)	(60)%
Interest expense, net	8,064	9,729	(1,665)	(17)%
Gain on extinguishment of debt	—	(1,134)	1,134	N/M
Non-operating other income, net	(1,673)	(3,561)	1,888	(53)%
(Benefit) provision for income taxes	(283)	603	(886)	(147)%
Net (loss) income	$(1,640)	$5,623	$(7,263)	N/M

Other information:
Gross profit percentage (3)	10.0%	16.1%	(6.1)%
Adjusted gross profit percentage (3)	25.4%	29.2%	(3.8)%
Property, plant and equipment expenditures	$20,867	$18,287	$2,580

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

The following tables provide key operating metrics for the fertilizer and major industrial products, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2025	2024	Change	Change
AN & Nitric Acid	150,531	128,801	21,730	17%
Urea ammonium nitrate (UAN)	148,565	134,933	13,632	10%
Ammonia	73,403	94,831	(21,428)	(23)%
Total	372,499	358,565	13,934	4%

	Three Months Ended March 31,			Percentage
Gross Average Selling Prices (price per ton)	2025	2024	Change	Change
AN & Nitric Acid	$383	$376	$7	2%
Urea ammonium nitrate (UAN)	$295	$305	$(10)	(3)%
Ammonia	$453	$417	$36	9%

	Three Months Ended March 31,			Percentage
Average Benchmark Prices (price per ton)	2025	2024	Change	Change
Tampa Ammonia Benchmark	$491	$466	$25	5%
NOLA UAN	$276	$251	$25	10%

Net Sales

Net sales increased during the first quarter of 2025 compared to the prior year period driven by the impact of higher volumes for AN and UAN and improved pricing for AN and ammonia relative to the first quarter of 2024. Partially offsetting this increase was lower pricing for UAN and lower ammonia sales volumes.

Gross Profit

As noted in the table above, we recognized a gross profit of $14.4 million for the first quarter of 2025 compared to $22.3 million for the same period in 2024, or a $7.9 million decrease. Overall, our gross profit percentage was 10.0% compared to 16.1% for the same period in 2024. Our adjusted gross profit percentage decreased to 25.4% for the first quarter of 2025 from 29.2% for the first quarter of 2024. Our overall gross profit for the first quarter of 2025 was lower compared to the same period of 2024 primarily due to higher natural gas costs, higher depreciation and turnaround expenses.

Other (income) expense, net

Other (income), net for the first quarter of 2025 consisted primarily of short-term rental income from railcar subleases and other miscellaneous income, partially offset by asset write-downs. The write-downs and rental income were higher in 2024 compared to 2025.

Interest Expense

Interest expense for the first quarter of 2025 was $8.1 million compared to $9.7 million for the same period in 2024. The decrease relates to lower outstanding balances on our Senior Secured Notes (due to repurchases) and our Secured Financing due 2025 (defined below) (due to repayments).

Gain on Extinguishment of Debt

During the first quarter of 2024, we repurchased $32.9 million of our Senior Secured Notes through open market transactions for approximately $31.3 million. As a result, we recognized a gain on extinguishment of debt, net of issuance costs, of approximately $1.1 million.

Non-operating Other Income, net

Non-operating other income, net for the first quarter of 2025 was $1.7 million compared to $3.6 million for the same period of 2024, primarily related to interest income earned during both periods from our short-term investments. Our average short-term investments balance was lower during the first quarter of 2025 compared to the first quarter of 2024.

(Benefit) provision for Income Taxes

The benefit for income taxes for the first quarter of 2025 was $0.3 million compared to a provision of $0.6 million for the same period of 2024. The resulting effective tax rate for the first quarter of 2025 was a benefit on pre-tax loss of 14.7% compared to a provision on pre-tax income of 9.7% for the same period of 2024. For the first quarter of 2025, the effective tax rate was lower than the statutory rate primarily due to changes in valuation allowance and nondeductible compensation, partially offset by state taxes. For the first quarter of 2024, the effective tax rate was lower than the statutory rate primarily due to nondeductible compensation and state taxes. See discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the three months ended March 31:

	2025	2024	Change
	(In Thousands)
Net cash flows from operating activities	$6,836	$24,107	$(17,271)

Net cash flows from investing activities	$(5,271)	$47,902	$(53,173)

Net cash flows from financing activities	$(6,765)	$(44,518)	$37,753

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $6.8 million for the first three months of 2025 compared to $24.1 million for the same period of 2024, a change of $17.3 million. The decrease was primarily a result of higher cost of sales, changes in working capital and lower interest income on our short-term investments.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $5.3 million for the first three months of 2025 compared to net cash provided by investing activities of $47.9 million for the same period of 2024, a change of $53.2 million.

For the first three months of 2025, the net cash used primarily related to purchases of short-term investments of $49.0 million and expenditures for property, plant and equipment of $20.9 million, partially offset by proceeds from short-term investments of $64.5 million.

For the first three months of 2024, the net cash provided primarily related to proceeds from short-term investments of $100.9 million, partially offset by purchases of short-term investments of $34.7 million and expenditures for property, plant and equipment of $18.3 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $6.8 million for the first three months of 2025 compared to net cash used of $44.5 million for the same period of 2024, a change of $37.8 million.

For the first three months of 2025, the net cash used primarily consisted of payments on other long-term debt and short-term financing of $5.6 million and $1.2 million for tax withholding obligations related to the vesting of equity awards.

For the first three months of 2024, the net cash used primarily consisted of repurchases of our Senior Secured Notes of $31.3 million, payments on other long-term debt and short-term financing of $5.8 million, payments of $5.4 million for the purchase of treasury stock and $1.8 million for tax withholding obligations related to the vesting of equity awards.

Capitalization

The following table summarizes our total cash and cash equivalents, short-term investments, long-term debt and stockholders’ equity as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(In Millions)
Cash and cash equivalents	$15.0	$20.2
Short-term investments	148.5	164.0
Total cash, cash equivalents and short-term investments	$163.5	$184.2
Long-term debt:
Revolving Credit Facility	$—	$—
Senior Secured Notes due 2028 (1)	478.4	478.4
Secured Financing due 2025	7.0	8.5
Finance Leases	5.7	3.9
Unamortized debt issuance costs (2)	(5.2)	(5.6)
Total long-term debt, including current portion, net	485.9	$485.2
Total stockholders' equity	490.6	$491.6
(1)
See discussion contained in Note 4.
(2)
Debt issuance costs as of March 31, 2025 and December 31, 2024 of approximately $0.6 million and $0.6 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance costs. These costs are included in our condensed consolidated balance sheets in Intangible and other assets, net.

We currently have a revolving credit facility pursuant to a credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), with a borrowing base up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and an availability block of $7.5 million which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of March 31, 2025, our Revolving Credit Facility was undrawn and had approximately $40 million of availability. See Note 4 for further discussion of the Revolving Credit Facility.

For the full year of 2025, we expect capital expenditures to be approximately $80 million to $90 million of which $60 million to $65 million is expected to be spent on sustaining production, with the remainder spent on growth initiatives.

From time to time, when the Company exceeds the funding threshold in our natural gas purchase commitments, the Company is required to fund cash collateral to our counterparty.

As of March 31, 2025, we had approximately $163.5 million of cash and short-term investments. From time to time, we may seek to deploy capital through common stock repurchases or the early redemption of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that the combination of our cash and cash equivalents, short-term investments, the availability under our Revolving Credit Facility and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months.

Compliance with Long - Term Debt Covenants

As discussed in Note 4, the Revolving Credit Facility requires, among other things, that we meet a financial covenant. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of March 31, 2025, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB has $478.4 million aggregate principal amount of Senior Secured Notes outstanding as of March 31, 2025. Interest is to be paid semiannually in arrears on May 15th and October 15th. The Senior Secured Notes mature on October 15, 2028.

Secured Financing due 2025 – We are a party to a $30 million secured financing arrangement with an affiliate of Eldridge (the “Secured Financing due 2025”). Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Revolving Credit Facility – At March 31, 2025, our Revolving Credit Facility was undrawn and had approximately $40 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Finance leases – Our finance leases consist primarily of leases on railcars. Most of our railcar leases are classified as operating leases.

Capital Expenditures – First Three Months of 2025

For the first three months of 2025, capital expenditures relating to property, plant and equipment were $20.9 million. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our total expected capital expenditures for 2025.

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

During the three months ended March 31, 2025, we did not repurchase any of our shares of common stock. The repurchase program may be suspended, terminated or modified at any time for any reason.

During the three months ended March 31, 2025, we did not repurchase any of our Senior Secured Notes.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $0.9 million for the first three months ended March 31, 2025 in connection with environmental projects. For the remainder of 2025, we expect to incur expenses ranging from $3.2 million to $3.4 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

Seasonality

We believe sales of fertilizer products to the agricultural industry are seasonal, while sales into the industrial sectors generally are less susceptible to seasonal fluctuations. The selling seasons for fertilizer products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets where we distribute the majority of our fertilizer products. As a result, we typically increase our inventory of fertilizer products prior to the beginning of each planting season in order to meet the demand for our products. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of March 31, 2025, we have agreed to indemnify the sureties for payments, up to $10.3 million, made by them in respect of such bonds.

New Accounting Pronouncements

Refer to Note 1 for recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025 (the “2024 Form 10-K”). In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters, including matters discussed under footnote A of Note 5.

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

It is also reasonably possible that the estimates and assumptions utilized as of March 31, 2025, could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Non-GAAP Financial Measures

Management uses adjusted gross profit as a supplemental measure to review and assess the performance of our core business operations and for planning purposes. We define adjusted gross profit as gross profit excluding depreciation and amortization and Turnaround expenses included in our cost of sales, which we believe are not reflective of our operating performance in a given period.

Adjusted gross profit is a metric that provides investors with greater transparency to the information used by management in its financial and operational decision-making. We believe this metric is useful to investors because it facilitates comparisons of our core business operations across periods on a consistent basis. Management believes that the non-GAAP measure presented in this Form 10-Q, when viewed in combination with our results prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”), provides a more complete understanding of the factors and trends affecting our business and performance.

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

The following table reconciles gross profit to adjusted gross profit.

	Three Months Ended March 31,
	2025	2024
Reconciliation of Gross Profit to Adjusted Gross Profit:	(In Thousands)
Gross profit:	14,384	22,278
Depreciation and amortization	20,063	17,094
Turnaround expenses	1,995	915
Adjusted gross profit	36,442	40,287

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At March 31, 2025, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, and as such, are exempt from derivative accounting requirements. At March 31, 2025, we had no outstanding natural gas contracts which are subject to derivative accounting requirements.

Interest Rate Risk

We may be exposed to variable interest rate risk with respect to our Revolving Credit Facility when there are outstanding borrowings. As of March 31, 2025, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2025. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of U.S. federal securities laws. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors, many of which are difficult to predict or outside of the Company’s control, which could cause actual results and performance of the Company to differ materially from those expressed in, or implied or projected by, such statements. Any such Forward-Looking Statements are not guarantees of future performance. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “could,” and similar expressions identify Forward-Looking Statements. All Forward-Looking Statements speak only as of the date on which they are made. Forward-Looking Statements contained herein include, but are not limited to:

•
our ability to invest in projects that will generate the best returns for our stockholders;
•
our future liquidity outlook;
•
the outlook of our chemical products and related markets;
•
our ability to successfully leverage our existing business platform and portfolio of assets to produce low carbon products and execute our advanced low carbon ammonia initiatives, including our strategy to become a leader in the energy transition in the chemical industry;
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
•
the increasing output, capacity and production volumes of our existing production facilities;
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
•
the effect of litigation, legal actions and other contingencies on our business, financial condition, results of operations or cash flows, including the potential financial penalties associated with the NOV from ADEQ regarding wastewater discharges from our El Dorado Facility;
•
our ability to comply with debt servicing and covenants, including our beliefs as to whether we can meet all required covenant tests for the next twelve months;
•
our ability to meet debt maturities or redemption obligations when due; and
•
the impact of our repurchase program on our stock price and cash reserves.

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
•
limitations due to financial covenants;
•
changes in competition;
•
the loss of any significant customer;
•
increases in cost to maintain internal control over financial reporting;
•
changes in operating strategy or development plans;
•
an inability to fund the working capital and expansion of our businesses;
•
changes in the production efficiency of our facilities;
•
adverse results in our contingencies including pending litigation;
•
unplanned downtime at one or more of our facilities;
•
changes in production rates at any of our facilities;
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
•
global supply chain disruptions;
•
other factors described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report; and
•
other factors described in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2024.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. Except to the extent required by law, we disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Other Litigation

We are from time to time subject to various legal proceedings and claims arising in the ordinary course of business. For further discussion of our legal matters, see “Note 5. Commitments and Contingencies—Legal Matters” in the notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A. Risk Factors

Reference is made to Item 1A of our 2024 Form 10-K. Except as set forth below, there were no material changes from the risk factors disclosed in our 2024 Form 10-K:

Our business and customers are sensitive to adverse economic cycles and a prolonged deterioration of global market and economic conditions could have a material adverse effect on our business, financial condition, results of operations and cash flow.

From time to time, our business is affected by cyclical factors such as inflation, currency exchange rates, global energy policy and costs, regulatory policies (including tariffs), global market conditions and economic downturns in specific industries. Certain sales are sensitive to the level of activity in the agricultural, mining, automotive and housing industries. Therefore, substantial changes in these macroeconomic factors could adversely affect our operating results, liquidity, financial condition and capital resources.

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

For example, the U.S. government recently announced and, in some cases, implemented tariffs on certain products from various countries, which resulted in certain affected countries imposing or threatening to impose retaliatory or reciprocal tariffs on products from the U.S., including agricultural products such as corn. The trade policies and tariff initiatives of the current Presidential administration could adversely affect certain markets within which we operate. Specifically, the imposition of tariffs on agricultural products, including any retaliatory or reciprocal tariffs imposed by other countries, could impact the selling prices of our products or the cost of imported components or equipment used in our capital activities. In addition, such policies could lead to reduced demand for agricultural and consumer products, increase input costs for our customers, and disrupt supply chains.

The ultimate impact of changing trade policies on our business will depend on various factors, including the magnitude, duration and nature of tariffs. While we actively monitor these developments, we may not be able to fully mitigate the adverse impact of potential tariff initiatives or other trade-related disruptions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

On March 13, 2025, Cheryl A. Maguire, our Executive Vice President and Chief Financial Officer, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Ms. Maguire, acting through a broker, may sell up to an aggregate of 35,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from June 12, 2025 to June 11, 2026. The plan is scheduled to terminate on June 11, 2026, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Ms. Maguire or the broker, or as otherwise provided in the plan.

On March 13, 2025, Kristy D. Carver, our Senior Vice President and Treasurer, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Ms. Carver, acting through a broker, may sell up to an aggregate of 21,641 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from June 13, 2025 to February 28, 2026. The plan is scheduled to terminate on February 28, 2026, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Ms. Carver or the broker, or as otherwise provided in the plan.

Other than as described above, during the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See “Index to Exhibits” on page 33.

Index to Exhibits Item 6.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on Form S-3 filed on November 16, 2021

3(ii).1	Second Amended and Restated Bylaws of LSB Industries, Inc., as amended by the December 17, 2024 amendment	Exhibit 3(ii).1 to the Company’s Form 10-K filed February 27, 2025

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

101.PRE(a)

Inline XBRL Taxonomy Extension Presentation Linkbase Document

104(a)

Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)
Filed herewith or furnished herewith.
(b)
The certifications attached as Exhibits 32.1 and 32.2 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of LSB Industries, Inc. under the Securities Act of 1933, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 30th day of April 2025.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)