Form 10-Q
period 2025-06-30
LSB INDUSTRIES, INC.
filed 2025-07-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant's common stock was 71,936,047 shares as of July 25, 2025.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2025 is unaudited)

	June 30, 2025	December 31, 2024
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$5,614	$20,230
Short-term investments	119,278	163,971
Accounts receivable	51,653	39,083
Allowance for doubtful accounts	(364)	(323)
Accounts receivable, net	51,289	38,760
Inventories:
Finished goods	22,635	22,382
Raw materials	1,812	2,519
Total inventories	24,447	24,901
Supplies, prepaid items and other:
Prepaid insurance	5,925	14,345
Precious metals	13,198	11,596
Supplies	32,834	31,995
Other	2,627	3,916
Total supplies, prepaid items and other	54,584	61,852
Total current assets	255,212	309,714
Property, plant and equipment, net	838,035	847,570
Other assets:
Operating lease assets	33,623	28,727
Intangible and other assets, net	1,213	1,177
Total other assets	34,836	29,904
Total assets	$1,128,083	$1,187,188
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	59,577	83,498
Short-term financing	4,127	12,146
Accrued and other liabilities	26,555	30,874
Current portion of long-term debt	6,252	9,116
Total current liabilities	96,511	135,634
Long-term debt, net	446,370	476,163
Noncurrent operating lease liabilities	26,327	21,387
Other noncurrent accrued and other liabilities	456	456
Deferred income taxes	62,619	61,908
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $.10 par value per share; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	503,496	504,578
Retained earnings	209,028	207,662
	721,641	721,357
Less treasury stock, at cost:
Common stock, 19.2 million shares (19.5 million shares at December 31, 2024)	225,841	229,717
Total stockholders' equity	495,800	491,640
Total liabilities and stockholders’ equity	$1,128,083	$1,187,188

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Amounts)
Net sales	$151,296	$140,073	$294,728	$278,277
Cost of sales	128,123	112,658	257,171	228,584
Gross profit	23,173	27,415	37,557	49,693

Selling, general and administrative expense	9,844	11,547	19,997	21,841
Other expense, net	2,836	1,465	2,599	2,189
Operating income	10,493	14,403	14,961	25,663

Interest expense, net	7,886	8,385	15,950	18,114
Loss (gain) on extinguishment of debt	59	(1,879)	59	(3,013)
Non-operating other income, net	(1,542)	(2,908)	(3,215)	(6,469)
Income before income taxes	4,090	10,805	2,167	17,031
Provision for income taxes	1,084	1,250	801	1,853
Net income	$3,006	$9,555	$1,366	$15,178

Net income per common share:
Basic:
Net income	$0.04	$0.13	$0.02	$0.21

Diluted:
Net income	$0.04	$0.13	$0.02	$0.21

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2024	91,168	(19,528)	$9,117	$504,578	$207,662	$(229,717)	$491,640
Net (loss)					(1,640)		(1,640)
Stock-based compensation				1,733			1,733
Vesting of equity compensation		369		(4,344)		4,344	—
Shares withheld upon vesting of equity compensation		(133)				(1,170)	(1,170)
Balance at March 31, 2025	91,168	(19,292)	9,117	501,967	206,022	(226,543)	490,563
Net income					3,006		3,006
Stock-based compensation				2,088			2,088
Employee stock purchase plan		22		(105)		262	157
Vesting of equity compensation		39		(454)		453	(1)
Shares withheld upon vesting of equity compensation		(2)				(13)	(13)
Balance at June 30, 2025	91,168	(19,233)	$9,117	$503,496	$209,028	$(225,841)	$495,800

Balance at December 31, 2023	91,168	(18,051)	$9,117	$501,026	$227,015	$(218,827)	$518,331
Net income					5,623		5,623
Stock-based compensation				1,394			1,394
Purchase of common stock		(690)				(5,397)	(5,397)
Vesting of equity compensation		109		(1,323)		1,323	—
Shares withheld upon vesting of equity compensation		(231)				(1,766)	(1,766)
Balance at March 31, 2024	91,168	(18,863)	9,117	501,097	232,638	(224,667)	518,185
Net income					9,555		9,555
Stock-based compensation				2,099			2,099
Purchase of common stock		(802)				(6,734)	(6,734)
Shares issued restricted stock units and ESPP participants		37		(331)		429	98
Vesting of equity compensation		123		(1,443)		1,443	—
Shares withheld upon vesting of equity compensation		(42)				(410)	(410)
Balance at June 30, 2024	91,168	(19,547)	$9,117	$501,422	$242,193	$(229,939)	$522,793

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(In Thousands)
Cash flows from operating activities
Net income	$1,366	$15,178
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	711	2,321
Loss (gain) on extinguishment of debt	59	(3,013)
Depreciation and amortization of property, plant and equipment	40,765	35,861
Amortization of short-term investments	409	5,630
Stock-based compensation	3,821	3,492
Write-downs of property, plant and equipment	2,599	2,943
Other	1,169	1,725
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(12,564)	(1,531)
Inventories	190	6,098
Prepaid insurance	8,420	8,693
Supplies, prepaid items and other	(2,937)	(1,481)
Accounts payable	(16,194)	(5,587)
Accrued interest	(2,745)	(3,749)
Other assets and other liabilities	(68)	(1,091)
Net cash provided by operating activities	25,001	65,489

Cash flows from investing activities
Expenditures for property, plant and equipment	(39,347)	(33,047)
Proceeds from short-term investments	154,565	236,493
Purchases of short-term investments	(110,281)	(34,689)
Other investing activities	(111)	29
Net cash provided by investing activities	4,826	168,786

Cash flows from financing activities
Repurchases of 6.25% Senior Secured Notes	(32,076)	(92,216)
Payments on other long-term debt	(3,323)	(2,925)
Payments on short-term financing	(8,019)	(8,847)
Acquisition of treasury stock, net	157	(12,032)
Taxes paid on equity awards	(1,182)	(2,176)
Payments of debt-related costs	—	(777)
Net cash used by financing activities	(44,443)	(118,973)

Net (decrease) increase in cash and cash equivalents	(14,616)	115,302

Cash and cash equivalents at beginning of period	20,230	101,032
Cash and cash equivalents at end of period	$5,614	$216,334

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

All references to “LSB Industries,” “LSB,” the “Company,” “we,” “us,” and “our” refer to LSB Industries, Inc. and its subsidiaries on a consolidated basis, except where the context makes clear that the reference is only to LSB Industries, Inc. itself and not its subsidiaries. The accompanying unaudited interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”), filed with the SEC on February 27, 2025. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three and six months ended June 30, 2025 and 2024 and the Company’s financial position as of June 30, 2025.

Basis of Consolidation – LSB Industries, Inc. and its subsidiaries are consolidated in the accompanying unaudited condensed consolidated interim financial statements. All intercompany accounts and transactions have been eliminated. Certain prior period amounts reported in our unaudited condensed consolidated interim financial statements and notes thereto have been reclassified to conform to current period presentation.

Nature of Business – We are engaged in the manufacture and sale of chemical products. The chemical products we primarily manufacture, market and sell are ammonia, fertilizer grade ammonium nitrate (“HDAN”) and urea ammonia nitrate (“UAN”) for agricultural applications, high purity and commercial grade ammonia, high purity ammonium nitrate, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and industrial grade ammonium nitrate (“LDAN”) and ammonium nitrate (“AN”) solutions for industrial applications. We manufacture and distribute products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of Covestro LLC in Baytown, Texas.

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

Short-Term Investments – Investments, which consist of U.S. treasury securities with remaining maturity at the time of purchase greater than three months but less than 12 months, are considered short-term investments and are classified as Level 1 under the fair value hierarchy. These investments are classified as held to maturity, consistent with our intent to hold these investments to maturity. U.S. treasury bills with remaining maturity at the time of purchase of three months or less are included in cash and cash equivalents. Due to the nature of these investments as U.S. treasury securities, no impairment is anticipated. See “Note 6. Financial Instruments” for more information regarding our short-term investments.

Accounts Receivable – Substantially all of our accounts receivable consists of trade receivables from customers. We have recognized an appropriate allowance for estimated uncollectible accounts to reflect any estimate of expected credit losses. Our estimate is based on historical experience and periodic assessment, particularly on accounts that are past due (based upon the terms of the sale). Our periodic assessment is based on our best estimate of amounts that are not recoverable, which includes a present collectability review and forward-looking assessment, where applicable. We write off accounts receivable when we deem them uncollectible and record recoveries of accounts receivable previously written off when received.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

For the three and six months ended June 30, 2025, we recorded asset write-downs in the amount of $2.5 million and $2.6 million, respectively. For the three and six months ended June 30, 2024, we recorded asset write-downs in the amount of $1.5 million and $2.9 million, respectively. These asset write-downs are included in “Other expense, net” on our condensed consolidated statements of operations.

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

Leases – We are the lessee in most of the lease arrangements we enter into. We determine if an arrangement is a lease at inception or modification of a contract and classify each lease as either an operating or finance lease based on the terms of the contract. We reassess lease classification subsequent to commencement upon a change to the expected lease term or a modification to the contract. A contract contains a lease if the contract conveys the right to control the use of the identified property or equipment, explicitly or implicitly, for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and obtain substantially all of the economic benefit from the use of the underlying asset.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As a lessee, we use our incremental borrowing rate based on the lease term and other information available at the commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the applicable lease term.

From time to time when we have excess freight capacity, we may sublease a portion of our railcars fleet on a short-term basis to other parties. The income from these subleases is recorded as a component of “Other expense, net” in our condensed consolidated statements of operations. For the three and six months ended June 30, 2025, sublease income was $0.1 million and $0.2 million, respectively. For the three and six months ended June 30, 2024, sublease income was $0.1 million and $0.8 million, respectively.

As of June 30, 2025, we had an executed finance lease for railcars with lease terms greater than one year with aggregate lease payments of approximately $1.6 million which has not yet commenced.

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

ASU 2023-09 - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This ASU will be effective for us on a prospective basis for annual periods beginning after December 15, 2024. We will adopt this ASU prospectively for the period ending December 31, 2025, and it will impact only our disclosures, with no impact to our financial condition and results of operations. We do not expect the impact of this update to be material, as the improvements are enhancements to existing disclosures in the financial statements.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Net (Loss) Income per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income	$3,006	$9,555	$1,366	$15,178
Numerator for basic and diluted net income per common share	$3,006	$9,555	$1,366	$15,178

Denominator:
Denominator for basic net income per common share - adjusted weighted-average shares	71,910	71,700	71,874	72,271
Effect of dilutive securities:
Unvested restricted stock and stock units	236	330	263	331
Dilutive potential common shares	236	330	263	331
Denominator for diluted net income per common share - adjusted weighted-average shares	72,146	72,030	72,137	72,602

Basic net income per common share	$0.04	$0.13	$0.02	$0.21

Diluted net income per common share	$0.04	$0.13	$0.02	$0.21

The following securities were not included in the computation of diluted net (loss) income per common share as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Restricted stock and stock units	1,289,035	667,947	1,321,184	691,255
Stock options	—	13,000	—	13,000
	1,289,035	680,947	1,321,184	704,255

3. Accrued and Other Liabilities

	June 30, 2025	December 31, 2024
	(In Thousands)
Accrued interest	$3,485	$6,230
Customer deposits	142	1,107
Current portion of operating lease liabilities	7,365	7,406
Accrued payroll and benefits	9,378	10,217
Other	6,641	6,370
	27,011	31,330
Less noncurrent portion	456	456
Current portion of accrued and other liabilities	$26,555	$30,874

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2025	December 31, 2024
	(In Thousands)
Revolving Credit Facility (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	446,080	478,440
Secured Financing due 2025, with an interest rate of 8.75% (C)	5,512	8,516
Finance Leases (D)	5,536	3,895
Unamortized debt issuance costs (1)	(4,506)	(5,572)
	452,622	485,279
Less current portion of long-term debt	6,252	9,116
Long-term debt due after one year, net	$446,370	$476,163

_____________________________

(1)
Debt issuance costs as of June 30, 2025 and December 31, 2024 of approximately $0.6 million and $0.6 million, respectively, relating to our Revolving Credit Facility (defined below) are not included in Unamortized debt issuance costs. Such costs are included in our condensed consolidated balance sheet in “Intangible and other assets, net.”
(A)
The revolving credit facility pursuant to a credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”) provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and is also subject to an availability block of $7.5 million (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions) (the “Availability Block”). The Availability Block is applied against the $75 million maximum. The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of June 30, 2025, our Revolving Credit Facility was undrawn and had approximately $46 million of availability, based on our eligible collateral.

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

LSB Industries, Inc. and all of its subsidiaries (collectively, the “Borrowers”) are co-borrowers under the Revolving Credit Facility. Obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our current assets, including accounts receivable and inventory, subject to certain exceptions.

The Revolving Credit Facility contains a financial covenant, which requires that, solely if we elect to remove the Availability Block, then the Borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The financial covenant, if triggered, is tested monthly. The financial covenant was not triggered as of June 30, 2025.

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

During the three months ended June 30, 2025, we repurchased $32.4 million in principal amount of our Senior Secured Notes for approximately $32.1 million, which was accounted for as an extinguishment of debt. All such repurchases were made during the three months ended June 30, 2025. While the repurchases were at prices slightly below par value, including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million.

During the three months ended June 30, 2024, we repurchased $63.7 million in principal amount of our Senior Secured Notes for approximately $60.9 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of debt of approximately $1.9 million.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the six months ended June 30, 2024, we repurchased $96.6 million in principal amount of our Senior Secured Notes for approximately $92.2 million which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of debt approximately $3.0 million.

(C)
In August 2020, we entered into a $30 million secured financing arrangement with an affiliate of Eldridge Industries, L.L.C. (“Eldridge”). Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.
(D)
Finance leases consist primarily of leases on railcars.

5. Commitments and Contingencies

Outstanding Natural Gas Purchase Commitments – Certain of our natural gas contracts qualify as normal purchases under U.S. GAAP and thus are not financial instruments for which we mark-to-market. At June 30, 2025, we did not have material volumes of natural gas under fixed price contracts.

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

As of June 30, 2025, our accrued liabilities for environmental matters totaled approximately $0.8 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

In 2017, the Company filed a Permit Renewal Application for its Non-Hazardous Injection Well Permit at the Pryor Facility. Although the Injection Well Permit expired in 2018, we continue to operate the injection well in accordance with an executed November 2023 Consent Order with the Oklahoma Department of Environmental Quality (“ODEQ”) that allows for the continued use of the injection

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

well until a wastewater treatment process is designed, built and operational. The Company continues to work with the ODEQ under the terms of the Consent Order. We have identified and selected a wastewater treatment technology using biological processes that can and will treat the nitrogen-containing wastewater streams at our Pryor Facility. We are unable to estimate the costs related to the replacement of the disposal well at this time as we are in the early stages of design for the wastewater treatment process with a wastewater process design engineering firm. We have also commenced preliminary discussions with the ODEQ on permitting the treated wastewater discharges, but have not received any confirmation from the ODEQ on their preliminary acceptance of our treated wastewater stream.

In 2006, the Company entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at our El Dorado Facility. The CAO required us to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan. The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that the El Dorado Facility was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. In August 2023, the Company received a Notice of Violation (“NOV”) for wastewater discharges from our El Dorado Facility. We have been in discussions with the ADEQ about our response to the NOV. The ADEQ provided notice of the cash penalty amount related to the NOV, which was accrued as of June 30, 2025 and was not material.

2. Other Environmental Matters

In 2002, certain of our subsidiaries sold substantially all of their operating assets relating to a Kansas chemical facility (the “Hallowell Facility”) but retained ownership of the real property where the facility is located. Our subsidiary retained the obligation to be responsible for and perform the activities under a previously executed consent order to investigate the surface and subsurface contamination at the real property, develop a corrective action strategy based on the investigation and implement such strategy. In addition, certain of our subsidiaries agreed to indemnify the buyer of such assets for these environmental matters.

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

We received a NOV for ten findings identified from an inspection conducted by the EPA Region IV at our Cherokee Facility in late 2022. We provided written responses to each finding in the inspection report issued in connection with such inspection and to the Notice of Potential Violations and held direct communications with the EPA related to the matter. A meeting was held with the EPA in January 2024 to discuss the NOV and our subsequent responsive actions. During the meeting, the EPA proposed two alternatives for the penalties related to the violations. We accepted one of the proposed alternatives, which included a cash fine that has been paid and an investment in a community project, for which we accrued an estimate as of December 31, 2023.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Financial Instruments

Natural Gas Contracts

Periodically, we enter into certain forward natural gas contracts or volume purchase commitments, which are derivatives. We utilize these natural gas contracts as economic hedges for risk management purposes but the contracts are not designated as hedging instruments. At June 30, 2025 and December 31, 2024, we had no outstanding forward natural gas contracts or volume purchase commitments accounted for as derivatives. When present in the past, the valuations of the natural gas contracts were classified as a Level 2 fair value measurement.

Financial Instruments

At June 30, 2025 and December 31, 2024, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes. Fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement while the treasury securities that comprise our cash equivalents and short-term investments are a Level 1 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

	June 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$446	$441	$478	$461
Short-Term Investments	$119	$119	$164	$164

_____________________________

(1)
Based on a quoted price of 98.8 at June 30, 2025 and 96.4 at December 31, 2024. Also see discussion in Note 4 (B).

7. Income Taxes

Provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	37	(250)	90	(468)
Total Current	$37	$(250)	$90	$(468)

Deferred:
Federal	$983	$1,928	$775	$2,914
State	64	(428)	(64)	(593)
Total Deferred	$1,047	$1,500	$711	$2,321
Provision for income taxes	$1,084	$1,250	$801	$1,853

The tax provision for the six months ended June 30, 2025, was $0.8 million (37.0% provision on pre-tax income). The tax provision for the six months ended June 30, 2024 was $1.9 million (10.9% provision on pre-tax income). For 2025, the effective tax rate was higher than the statutory tax rate primarily due to nondeductible compensation expense and state taxes. For 2024, the effective tax rate was lower than the statutory tax rate primarily due to nondeductible compensation expense and state taxes including deferred benefits from state law changes.

We considered both positive and negative evidence in our determination of the need for valuation allowances for deferred tax assets. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of financing activities and our quarterly results. Based on our analysis, we have determined that it is more-likely-than-not that all of our federal deferred tax assets and a portion of our state deferred tax assets will be utilized. We estimate an approximately $0.7 million increase in the related valuation allowance associated with these state deferred tax assets will be recorded during the year as part of the estimated annual effective tax rate applied to ordinary income.

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

On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and favorable changes to bonus depreciation, domestic research cost expensing, and the business interest limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are still evaluating its impact on our financial statements.

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

The following table presents our net sales disaggregated by our products, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Net sales:
AN & Nitric Acid	$61,707	$58,442	$119,325	$106,877
Urea ammonium nitrate (UAN)	52,262	42,808	96,127	84,000
Ammonia	26,830	28,448	60,102	67,978
Other	10,497	10,375	19,174	19,422
Total net sales	$151,296	$140,073	$294,728	$278,277

Other Information

For our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 31 months at June 30, 2025.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for product shipments. We had approximately $0.2 million and $1.1 million of contract liabilities as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025, revenues of $10.3 million and $1.1 million, respectively, were recognized and included in the balances as of March 31, 2025 and December 31, 2024. For the three and six months ended June 30, 2024, revenues of $2.3 million and $0.8 million, respectively, were recognized and included in the balances as of March 31, 2024 and December 31, 2023. Our contract assets consist of unconditional rights to payment from our customers, which are reflected as accounts receivable in our condensed consolidated balance sheets.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At June 30, 2025, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. As of June 30, 2025, the remaining performance obligations totaled approximately $126.6 million, of which approximately 56% relates to 2025 through 2027, approximately 25% relates to 2028 through 2029, with the remainder thereafter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Related Party Transactions

As of June 30, 2025, we had one outstanding financing arrangement with an affiliate of Eldridge as discussed in footnote (C) of Note 4.

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended June 30,
	2025	2024
	(In Thousands)
Cash payments (refunds) for:

Interest on long-term debt and other, net of capitalized interest	$17,892	$21,059
Income taxes, net	$321	$508

Noncash investing and financing activities:

Property, plant and equipment acquired and not yet paid at end of period	$19,066	$23,317
Loss (gain) on extinguishment of debt	$59	$(3,013)
Accounts payable associated with debt-related costs	$—	$94

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In Thousands)
Net sales	$151,296	$140,073	$294,728	$278,277
Less:
Cost of sales excluding depreciation, amortization and turnaround expense	104,867	90,465	211,857	188,382
Depreciation and amortization	20,617	18,754	40,680	35,848
Turnaround expense	2,639	3,439	4,634	4,354
Total cost of sales	128,123	112,658	257,171	228,584
Selling, general and administrative
Wages and benefits	6,037	5,545	12,257	11,688
Other selling general and administrative	3,807	6,002	7,740	10,153
Total selling general and administrative	9,844	11,547	19,997	21,841
Interest expense	7,886	8,385	15,950	18,114
Loss (gain) on extinguishments of debt	59	(1,879)	59	(3,013)
Loss from asset write-down and disposals	2,528	1,489	2,599	2,943
Income tax provision	1,084	1,250	801	1,853
Other segment items (a)	(1,234)	(2,932)	(3,215)	(7,223)
Segment net income	3,006	9,555	1,366	15,178

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$3,006	$9,555	$1,366	$15,178

_____________________________

(a) For the periods presented, amount consisted primarily of interest and sublease income.

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

Overview

General

LSB is headquartered in Oklahoma City, Oklahoma and we manufacture and sell chemical products for the agricultural and industrial markets. We own and operate three multi-plant facilities in Cherokee, Alabama (the “Cherokee Facility”), El Dorado, Arkansas (the “El Dorado Facility”) and Pryor, Oklahoma (the “Pryor Facility”) and operate a facility on behalf of Covestro LLC in Baytown, Texas. Our products are sold through distributors and directly to end customers primarily throughout the United States and other parts of North America.

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

•
Evaluate and Pursue Organic Capacity Expansion. We have been evaluating opportunities across all our facilities to increase production capacity through the implementation of several potential debottlenecking projects, particularly at our El Dorado Facility. Initial feasibility studies have pointed to potentially attractive returns for some of these projects. However, given the current high-cost environment and limited resources, coupled with our outlook for moderating selling prices, during 2024 we elected to put the El Dorado expansion projects on hold. We will continue evaluating these projects over the course of 2025 to determine our prospects of moving forward with one or more of them in the future.
•
During 2024, we undertook several smaller projects that we expect to enhance our profitability during 2025. These projects include:
▪
Construction of additional AN solution storage and new AN solution rail loading capability at our El Dorado Facility to significantly increase the volume of AN solution sales and increase product optionality at the site. This project was completed during the second quarter of 2025;
▪
Construction of 5,000 tons of additional nitric acid storage at our El Dorado Facility was completed in the latter part of 2024 to help us optimize our product sales mix; and
▪
Expansion of our urea capacity at our Pryor Facility, to enable us to use a portion of the facility’s ammonia output to upgrade to approximately 75,000 additional tons of UAN per year. This project was completed in late 2024 and led to increased UAN sales volumes during the first half of 2025.
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

The sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured and sequestered. Lapis, as the majority owner of the CCS equipment, will earn the 45Q tax credits and will pay us a fee for each ton of CO2 captured and sequestered by the end of 2026. Once in operation, the sequestered CO2 is expected to reduce our overall scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering approximately 400,000 to 500,000 metric tons of CO2 annually is expected to enable us to produce approximately 305,000 to 380,000 metric tons of low carbon ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. In February 2023, a key milestone was achieved in the advancement of our low carbon ammonia project at El Dorado by filing a pre-construction Class VI permit application with the United States Environmental Protection Agency (the “EPA”). The EPA recognized the application as complete in March 2023 and is currently in the review process. In June 2025, Lapis completed the drilling of a stratigraphic injection well at the El Dorado site and has been gathering data to support the EPA in its continuing technical review of our Class VI application. Once the project receives EPA approval, we intend to use this well for CO2 injections.

Higher UAN Prices and Higher AN and UAN Sales Volumes Offset by Higher Natural Gas Input Costs

Second quarter 2025 results were impacted by natural gas input costs, which were higher than they were in the second quarter and full year of 2024. Partially offsetting the impact of higher natural gas prices were increased sales volumes of AN and UAN. Additionally, second quarter 2025 results benefited from higher UAN prices relative to the prior year second quarter.

Ammonia prices currently reflect reduced supply from the Middle East, robust demand in the United States, and higher cost of production in Europe. Global ammonia inventories appear balanced, however, and as the year progresses, pricing may be impacted by the start-up of new production capacity in both the United States and internationally, with at least one new world scale plant expected to come online during 2025.

Pricing for ammonia derivative fertilizer products has been strong. Both urea and UAN prices are currently well above year-ago levels, reflecting a variety of factors including tight global supply with limited inventory in the United States distribution channel; the demand pull of a strong Spring 2025 corn planting season with the United States Department of Agriculture (“USDA”) currently expecting 95 million acres of corn to be planted, up 5% from the 2024 planting season; and a reduced pace of import flow into the United States.

Demand for our industrial products is stable despite global economic concerns. Nitric acid demand has been steady, reflecting the resilience of the U.S. economy and consumer spending levels. Demand for AN for use in mining applications has been bolstered by positive exposure to copper, gold and iron ore, as well as continued attractive market fundamentals for aggregate production relating to infrastructure construction. Economic uncertainty continues to be heightened by the potential impacts of tariffs on global trade flows, consumer prices and production input costs. However, we believe that we have a meaningful degree of downside protection in our industrial business given our diverse customer base which is almost entirely located in the United States, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

See a more detailed discussion below under “Key Industry Factors.”

Shift in Production Mix

Over the last several months, we commenced the process of transitioning our production of HDAN, an agricultural/fertilizer product, to ANS, a product used in industrial and mining applications. We expect this transition to be complete and production of HDAN to cease later in the third quarter of 2025. This transition is consistent with our strategy to shift a portion of our sales mix from agricultural sales made at spot market pricing, which can be volatile, towards sales covered under multi-year contracts where we pass through the cost of natural gas feedstock. With the discontinuation of HDAN production, we will also close our agricultural retail location in Elkhart, TX, as its primarily purpose was to sell the HDAN we produced. The process to close this retail location commenced at the beginning of the third quarter of 2025 and will be substantially complete by quarter-end.

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

According to the World Agricultural Supply and Demand Estimates Report dated July 11, 2025 (the “July Report”), farmers planted approximately 95.2 million acres of corn in the 2025 planting season, up 5.1% compared to the 2024 planting season. According to the July Report, the USDA estimates the United States ending stocks for the 2025 Harvest will be approximately 42.2 million metric tons, a 24.1% increase from the 2024 Harvest. The USDA's expected yield per acre for the 2025 Harvest is 181.0 bushels, up approximately 0.9% from a year ago.

The following July 2025 estimates are associated with the corn market:

	2026 Crop	2025 Crop		2024 Crop
	(2025 Harvest)	(2024 Harvest)	Percentage	(2023 Harvest)	Percentage
	July Report (1)	July Report (1)	Change (2)	July Report (1)	Change (3)
U.S. Area Planted (Million acres)	95.2	90.6	5.1%	94.6	0.6%
U.S. Yield per Acre (Bushels)	181.0	179.3	0.9%	177.3	2.1%
U.S. Production (Million bushels)	15,705	14,867	5.6%	15,341	2.4%
U.S. Ending Stocks (Million metric tons)	42.2	34.0	24.1%	44.8	(5.8%)
World Ending Stocks (Million metric tons)	272.1	284.2	(4.3%)	315.7	(13.8%)

1.
Information obtained from the July Report for the 2026/2025 (“2026 Crop”), 2024/2025 ("2025 Crop") and 2023/2024 (“2024 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2026 Crop amounts compared to the 2025 Crop amounts.
3.
Represents the percentage change between the 2026 Crop amounts compared to the 2024 Crop amounts.

The current USDA corn outlook for the United States calls for smaller supplies, domestic use, and ending stocks. Corn beginning stocks are down reflecting an increase in exports partly offset by lower feed and residual use. With supply falling more than use, ending stocks are down 90 million bushels from the previous month’s report. From a demand perspective, we believe that corn prices will remain at a level that will further support demand for fertilizers during the remainder of 2025.

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

The following table shows the volume of natural gas purchased and the average cost per MMBtu:

	Three Months Ended June 30,
	2025	2024
Natural gas volumes (MMBtu in millions)	7.8	7.5
Natural gas average cost per MMBtu	$3.37	$1.92

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

The next ammonia plant Turnaround is currently planned for our El Dorado Facility in the first half of 2026. We completed Turnarounds at both our Pryor Facility and Cherokee Facility in the latter half of 2024. Following those Turnarounds, the next Pryor Facility Turnaround is currently planned for 2027, with the Cherokee Facility Turnaround currently planned for 2028.

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

Consolidated Results of the Second Quarter of 2025

Our consolidated net sales for the second quarter of 2025 were $151.3 million compared to $140.1 million for the same period in 2024. Our consolidated operating income for the second quarter of 2025 was $10.5 million compared to $14.4 million for the same period in 2024. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Second Quarter

Selling Prices

For the second quarter of 2025, average selling prices for ammonia and UAN increased while the average selling price for AN and nitric acids decreased compared to the second quarter of 2024.

(Loss) Gain on Extinguishment of Senior Secured Notes

During the second quarter of 2025 we repurchased $32.4 million in principal amount of our Senior Secured Notes due 2028 (“Senior Secured Notes”) for approximately $32.1 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million.

During the second quarter of 2024 we repurchased $63.7 million in principal amount of our Senior Secured Notes for approximately $60.9 million. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of debt of approximately $1.9 million.

Plant, Property and Equipment Impairments

For the three months ended June 30, 2025 and 2024, we recorded asset write-downs primarily related to assets no longer in use in the amount of $2.5 million and $1.5 million, respectively. These write-downs are included in “Other expense, net” on our condensed consolidated statements of operations.

Results of Operations

The following is a discussion and analysis of our condensed consolidated results of operations for the three months ended June 30, 2025 and 2024.

Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth certain financial information for the three months ended June 30, 2025 and 2024, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended June 30,			Percentage
	2025	2024	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$61,707	$58,442	$3,265	6%
Urea ammonium nitrate (UAN)	52,262	42,808	9,454	22%
Ammonia	26,830	28,448	(1,618)	(6)%
Other	10,497	10,375	122	1%
Total net sales	$151,296	$140,073	$11,223	8%

Gross profit:
Adjusted gross profit (1)	$46,429	$49,608	$(3,179)	(6)%
Depreciation and amortization (2)	(20,617)	(18,754)	(1,863)	10%
Turnaround expense	(2,639)	(3,439)	800	(23)%
Total gross profit	23,173	27,415	(4,242)	(15)%
Selling, general and administrative expense	9,844	11,547	(1,703)	(15%)
Other expense, net	2,836	1,465	1,371	N/M
Operating income	10,493	14,403	(3,910)	(27)%
Interest expense, net	7,886	8,385	(499)	(6)%
Loss (gain) on extinguishment of debt	59	(1,879)	1,938	N/M
Non-operating other income, net	(1,542)	(2,908)	1,366	(47)%
Provision for income taxes	1,084	1,250	(166)	(13)%
Net income	$3,006	$9,555	$(6,549)	N/M

Other information:
Gross profit percentage (3)	15.3%	19.6%	(4.3)%
Adjusted gross profit percentage (3)	30.7%	35.4%	(4.7)%
Property, plant and equipment expenditures	$18,480	$14,760	$3,720

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

The following tables provide key operating metrics for the fertilizer and major industrial products, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2025	2024	Change	Change
AN & Nitric Acid	161,509	147,619	13,890	9%
Urea ammonium nitrate (UAN)	151,807	137,499	14,308	10%
Ammonia	66,069	72,294	(6,225)	(9)%
Total	379,385	357,412	21,973	6%

	Three Months Ended June 30,			Percentage
Gross Average Selling Prices (price per ton)	2025	2024	Change	Change
AN & Nitric Acid	$382	$396	$(14)	(4)%
Urea ammonium nitrate (UAN)	$344	$311	$33	11%
Ammonia	$406	$394	$12	3%

	Three Months Ended June 30,			Percentage
Average Benchmark Prices (price per ton)	2025	2024	Change	Change
Tampa Ammonia Benchmark	$416	$440	$(24)	(5)%
NOLA UAN	$344	$246	$98	40%

Net Sales

Net sales increased during the second quarter of 2025 compared to the prior year period driven by the impact of improved pricing for UAN and ammonia, as well as higher sales volumes for UAN and for our AN & Nitric Acid product group. Partially offsetting this increase were lower ammonia sales volumes and a lower average price within our AN & Nitric Acid product group.

Gross Profit

As noted in the table above, we recognized a gross profit of $23.2 million for the second quarter of 2025 compared to $27.4 million for the same period in 2024, or a $4.2 million decrease. Overall, our gross profit percentage was 15.3% compared to 19.6% for the same period in 2024. Our adjusted gross profit percentage decreased to 30.7% for the second quarter of 2025 from 35.4% for the second quarter of 2024. Our gross profit for the second quarter of 2025 was lower compared to the same period of 2024 primarily due to higher natural gas costs and higher depreciation due to recent investments in our facilities. These cost increases were partially offset by higher net sales and lower Turnaround expenses.

Selling, General and Administrative

Our SG&A expenses were $9.8 million for the second quarter of 2025, a decrease of $1.7 million compared to the same period in 2024. The net decrease was primarily driven by decreases in professional fees, insurance and other miscellaneous expenses items, partially offset by an increase in payroll related expenses.

Other expense, net

Other expense, net for the second quarter of 2025 consisted primarily of asset write-downs, which were lower in 2024 compared to 2025.

Interest Expense

Interest expense for the second quarter of 2025 was $7.9 million compared to $8.4 million for the same period in 2024. The decrease was primarily due to a lower outstanding balance on our Senior Secured Notes as a result of repurchases.

(Loss) Gain on Extinguishment of Debt

During the second quarter of 2025, we repurchased $32.4 million in principal amount of our Senior Secured Notes for approximately $32.1 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million. During the second quarter of 2024, we repurchased $63.7 million in principal amount of our Senior Secured Notes for approximately $60.9 million. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of debt of approximately $1.9 million.

Non-operating Other Income, net

Non-operating other income, net for the second quarter of 2025 was $1.5 million compared to $2.9 million for the same period of 2024, primarily related to interest income earned during both periods from our short-term investments. Our average short-term investments balance including cash equivalents, was lower during the second quarter of 2025 compared to the second quarter of 2024.

Provision for Income Taxes

The provision for income taxes for the second quarter of 2025 was $1.1 million compared to $1.3 million for the same period of 2024. The resulting effective tax rate for the second quarter of 2025 was a provision on pre-tax income of 26.5% compared to 11.6% for the same period of 2024. For the second quarter of 2025, the effective tax rate was higher than the statutory rate primarily due to nondeductible compensation expense and state taxes. For the second quarter of 2024, the effective tax rate is lower than the statutory rate primarily due to nondeductible compensation and deferred benefits from state tax law changes. See discussion in Note 7.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table contains certain financial information for the six months ended June 30, 2025 and 2024, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Six Months Ended June 30,			Percentage
	2025	2024	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$119,325	$106,877	$12,448	12%
Urea ammonium nitrate (UAN)	96,127	84,000	12,127	14%
Ammonia	60,102	67,978	(7,876)	(12)%
Other	19,174	19,422	(248)	(1)%
Total net sales	$294,728	$278,277	$16,451	6%

Gross profit:
Adjusted gross profit (1)	$82,871	$89,895	$(7,024)	(8)%
Depreciation and amortization (2)	(40,680)	(35,848)	(4,832)	13%
Turnaround expense	(4,634)	(4,354)	(280)	6%
Total gross profit	37,557	49,693	(12,136)	(24)%
Selling, general and administrative expense	19,997	21,841	(1,844)	(8)%
Other expense, net	2,599	2,189	410	19%
Operating income	14,961	25,663	(10,702)	(42)%
Interest expense, net	15,950	18,114	(2,164)	(12)%
Loss (gain) on extinguishment of debt	59	(3,013)	3,072	N/M
Non-operating other income, net	(3,215)	(6,469)	3,254	(50)%
Provision for income taxes	801	1,853	(1,052)	(57)%
Net income	$1,366	$15,178	$(13,812)	(91)%

Other information:
Gross profit percentage (3)	12.7%	17.9%	(5.2)%
Adjusted gross profit percentage (3)	28.1%	32.3%	(4.2)%
Property, plant and equipment expenditures	$39,347	$33,047	$6,300

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

The following tables provide key operating metrics for the fertilizer and major industrial products, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2025	2024	Change	Change
AN & Nitric Acid	312,040	276,420	35,620	13%
Urea ammonium nitrate (UAN)	300,372	272,432	27,940	10%
Ammonia	139,472	167,125	(27,653)	(17)%
Total	751,884	715,977	35,907	5%

	Six Months Ended June 30,			Percentage
Gross Average Selling Prices (price per ton)	2025	2024	Change	Change
AN & Nitric Acid	$382	$387	$(5)	(1)%
Urea ammonium nitrate (UAN)	$320	$308	$12	4%
Ammonia	$431	$407	$24	6%

	Six Months Ended June 30,			Percentage
Average Benchmark Prices (price per ton)	2025	2024	Change	Change
Tampa Ammonia Benchmark	$455	$453	$2	0%
NOLA UAN	$310	$249	$61	24%

Net Sales

Net sales of our primary products increased during the first half of 2025 compared to the prior year period driven by the impact of higher volumes for UAN and our AN & Nitric Acid product group and improved pricing for UAN and ammonia. Partially offsetting this increase was lower pricing for our AN & Nitric Acid product group and lower ammonia sales volumes. Additionally, we benefited from a healthy increase in downstream upgraded product production volumes.

Gross Profit

As noted in the table above, we recognized a gross profit of $37.6 million for the first half of 2025 compared to $49.7 million for the same period in 2024, a $12.1 million reduction. Overall, our gross profit percentage was 12.7% compared to a gross profit percentage of 17.9% for the same period in 2024. Our adjusted gross profit percentage was 28.1% for the first half of 2025 compared to 32.3% for the same period in 2024. Our gross profit for the first half of 2025 was lower compared to the same period of 2024 primarily due to higher natural gas costs and higher depreciation due to recent investments in our facilities. These cost increases were partially offset by higher net sales.

Selling, General and Administrative

Our SG&A expenses were $20.0 million for the first half of 2025, a decrease of $1.8 million compared to the same period in 2024. The net decrease was primarily driven by decreases in professional fees, insurance and other miscellaneous expenses items, partially offset by an increase in payroll related expenses.

Interest Expense

Interest expense for the first half of 2025 was $16.0 million compared to $18.1 million for the same period in 2024. The decrease primarily related to reduced interest expense as a result of repurchases of Senior Secured Notes made during 2024 and the second quarter of 2025.

(Loss) gain on Extinguishment of Debt

During the first half of 2025, we repurchased $32.4 million in principal amount of our Senior Secured Notes for approximately $32.1 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million. During the first half of 2024, we repurchased $96.6 million of our Senior Secured Notes through open market transactions for approximately $92.2 million. As a result, we recognized a gain on extinguishment of debt, net of issuance costs, of approximately $3.0 million.

Other Expense, net

Other expense, net during the first half of 2025 and 2024 consisted primarily of asset write-downs related to assets no longer being used in operations. The asset write downs were lower in the first half of 2025 compared to the first half of 2024 while the write-downs in the first half of 2024 were partially offset by higher short-term rental income from railcar subleases.

Non-operating Other Income, net

Non-operating other income, net for the first half of 2025 was $3.2 million compared to $6.5 million for the same period of 2024, primarily related to interest income earned during both periods from our short-term investments.

Provision for Income Taxes

The provision for income taxes for the first half of 2025 was $0.8 million compared to $1.9 million for the same period of 2024. The resulting effective tax rate for the first half 2025 was 37.0% compared to 10.9% for the same period of 2024. For the first half of 2025, the effective tax rate is higher than the statutory rate primarily due to nondeductible compensation expense and state taxes. For the first half of 2024, the effective tax rate is lower than the statutory rate primarily due to nondeductible compensation and deferred benefits from state tax law changes. See discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the six months ended June 30:

	2025	2024	Change
	(In Thousands)
Net cash flows from operating activities	$25,001	$65,489	$(40,488)

Net cash flows from investing activities	$4,826	$168,786	$(163,960)

Net cash flows from financing activities	$(44,443)	$(118,973)	$74,530

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $25.0 million for the first six months of 2025 compared to $65.5 million for the same period of 2024, a change of $40.5 million. The decrease was primarily a result of higher cost of sales, changes in working capital and lower interest income on our short-term investments.

Net Cash Flow from Investing Activities

Net cash provided by investing activities was $4.8 million for the first six months of 2025 compared to $168.8 million for the same period of 2024, a change of $164.0 million.

For the first six months of 2025, the net cash provided by investing activities primarily related to proceeds from short-term investments of $154.6 million, partially offset by purchases of short-term investments of $110.3 million and expenditures for property, plant and equipment of $39.3 million.

For the first six months ended 2024, the net cash provided by investing activities primarily related to proceeds from short-term investments of $236.5 million, partially offset by purchases of short-term investments of $34.7 million and expenditures for property, plant and equipment of $33.0 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $44.4 million for the first six months of 2025 compared to $119.0 million for the same period of 2024, a change of $74.5 million.

For the first six months of 2025, the net cash used by financing activities primarily consisted of repurchases of our Senior Secured Notes of $32.1 million, payments on our Secured Financing due 2025 and short-term financing of $11.3 million and $1.2 million for tax withholding obligations related to the vesting of equity awards.

For the first six months of 2024, the net cash used by financing activities primarily consisted of repurchases of our Senior Secured Notes of $92.2 million, payments on our Secured Financing due 2025 and short-term financing of $11.8 million, repurchases of $12.0 million of common stock and $2.2 million for tax withholding obligations related to the vesting of equity awards.

Capitalization

The following table summarizes our total cash and cash equivalents, short-term investments, long-term debt and stockholders’ equity as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(In Millions)
Cash and cash equivalents	$5.6	$20.2
Short-term investments	119.3	164.0
Total cash, cash equivalents and short-term investments	$124.9	$184.2
Long-term debt:
Revolving Credit Facility	$—	$—
Senior Secured Notes due 2028 (1)	446.1	478.4
Secured Financing due 2025	5.5	8.5
Finance Leases	5.5	3.9
Unamortized debt issuance costs (2)	(4.5)	(5.6)
Total long-term debt, including current portion, net	452.6	$485.2
Total stockholders' equity	495.8	$491.6

_____________________________

(1)
See discussion contained in Note 4.
(2)
Debt issuance costs as of June 30, 2025 and December 31, 2024 of approximately $0.6 million and $0.6 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance costs. These costs are included in our condensed consolidated balance sheets in Intangible and other assets, net.

We currently have a revolving credit facility pursuant to a credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), with a borrowing base up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and an availability block of $7.5 million which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of June 30, 2025, our Revolving Credit Facility was undrawn and had approximately $46 million of availability. See Note 4 for further discussion of the Revolving Credit Facility.

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

As of June 30, 2025, we had approximately $124.9 million of cash and short-term investments. From time to time, we may seek to deploy capital through common stock repurchases or the early redemption of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that the combination of our cash and cash equivalents, short-term investments, the availability under our Revolving Credit Facility and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months including the full repayment of the Secured Financing due 2025 in August 2025.

Compliance with Long-Term Debt Covenants

As discussed in Note 4, the Revolving Credit Facility requires, among other things, that we meet a financial covenant. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of June 30, 2025, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB had $446.1 million aggregate principal amount of Senior Secured Notes outstanding as of June 30, 2025. Interest is to be paid semiannually in arrears on May 15th and October 15th. The Senior Secured Notes mature on October 15, 2028.

Secured Financing due 2025 – We are a party to a $30 million secured financing arrangement with an affiliate of Eldridge (the “Secured Financing due 2025”). Principal and interest are payable in 60 equal monthly installments with a final balloon payment of approximately $5 million due in August 2025.

Revolving Credit Facility – At June 30, 2025, our Revolving Credit Facility was undrawn and had approximately $46 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Finance Leases – Our finance leases consist primarily of leases on railcars. Most of our railcar leases are classified as operating leases.

Capital Expenditures – First Six Months of 2025

For the first six months of 2025, capital expenditures relating to property, plant and equipment were $39.3 million. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our total expected capital expenditures for the remainder of 2025.

Equity and Debt Repurchases

In May 2023, our Board of Directors authorized a $150 million stock repurchase program. The program is intended as a means to maximize stockholder value by returning capital to stockholders. Under the repurchase program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be made pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission (the “SEC”). The repurchase program does not obligate us to purchase any particular number or type of securities. During the six months ended June 30, 2025, we did not repurchase any of our shares of common stock. The repurchase program may be suspended, terminated or modified at any time for any reason.

During the six months ended June 30, 2025, we repurchased $32.4 million in principal amount of our Senior Secured Notes for approximately $32.1 million, which was accounted for as an extinguishment of debt. The debt repurchase was intended as a means to deleverage our balance sheet and reduce future interest costs while maintaining a balanced capital allocation strategy that provides an appropriate level of liquidity to fund our operations and future growth opportunities.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $1.9 million for the first six months ended June 30, 2025 in connection with environmental projects. For the remainder of 2025, we expect to incur expenses ranging from $2.1 million to $2.3 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of June 30, 2025, we have agreed to indemnify the sureties for payments, up to $10.3 million, made by them in respect of such bonds.

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

It is also reasonably possible that the estimates and assumptions utilized as of June 30, 2025, could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

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

The following table reconciles gross profit to adjusted gross profit.

	Three Months Ended June 30,
	2025	2024
Reconciliation of Gross Profit to Adjusted Gross Profit:	(In Thousands)
Gross profit:	23,173	27,415
Depreciation and amortization	20,617	18,754
Turnaround expenses	2,639	3,439
Adjusted gross profit	46,429	49,608

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

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At June 30, 2025, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, and as such, are exempt from derivative accounting requirements. At June 30, 2025, we had no outstanding natural gas contracts which are subject to derivative accounting requirements.

Interest Rate Risk

We may be exposed to variable interest rate risk with respect to our Revolving Credit Facility when there are outstanding borrowings. As of June 30, 2025, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
global supply chain disruptions;
•
other factors described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report; and
•
other factors described in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2024.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. Except to the extent required by law, we disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various legal proceedings and claims arising in the ordinary course of business. For further discussion of our legal matters, see “Note 5. Commitments and Contingencies—Legal Matters” in the notes to the Condensed Consolidated Financial Statements in this report.

Item 1A. Risk Factors

Reference is made to Item 1A of our 2024 Form 10-K filed with the SEC on February 27, 2025. Except as set forth below, there were no material changes from the risk factors disclosed in our 2024 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 15, 2025, we issued an aggregate of 83,800 restricted stock units under the LSB Industries, Inc. 2025 Long-Term Incentive Plan to certain non-employee directors as compensation for their service on our board of directors for the 2025 fiscal year. The restricted stock units were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. Each restricted stock unit represents the right to receive one share of common stock.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

On June 11, 2025, Michael J. Foster, our Executive Vice President, General Counsel and Secretary, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. Foster, acting through a broker, may sell up to an aggregate of 30,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from September 10, 2025 to September 10, 2026. The plan is scheduled to terminate on September 10, 2026, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Foster or the broker, or as otherwise provided in the plan.

Other than as described above, during the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See “Index to Exhibits” on page 36.

Index to Exhibits Item 6.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on Form S-3 filed on November 16, 2021

3(ii).1	Second Amended and Restated Bylaws of LSB Industries, Inc., as amended by the December 17, 2024 amendment	Exhibit 3(ii).1 to the Company’s Form 10-K filed February 27, 2025

10.1+

	LSB Industries, Inc. 2025 Long Term Incentive Plan	Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 25, 2025

10.2(a)+

Form of Restricted Stock Unit Agreement (Directors) under the LSB Industries, Inc. 2025 Long Term Incentive Plan

10.3(a)+

Form of Restricted Stock Unit Agreement (Executives Officers) under the LSB Industries, Inc. 2025 Long Term Incentive Plan

10.4(a)+

Form of Restricted Stock Unit Agreement (Employees) under the LSB Industries, Inc. 2025 Long Term Incentive Plan

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

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 30th day of July 2025.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)