Form 10-Q
period 2025-09-30
LSB INDUSTRIES, INC.
filed 2025-10-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant's common stock was 71,944,499 shares as of October 24, 2025.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2025 is unaudited)

	September 30, 2025	December 31, 2024
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$27,951	$20,230
Short-term investments	124,015	163,971
Accounts receivable	47,029	39,083
Allowance for doubtful accounts	(384)	(323)
Accounts receivable, net	46,645	38,760
Inventories:
Finished goods	18,391	22,382
Raw materials	1,408	2,519
Total inventories	19,799	24,901
Supplies, prepaid items and other:
Prepaid insurance	1,704	14,345
Precious metals	12,143	11,596
Supplies	33,163	31,995
Other	2,349	3,916
Total supplies, prepaid items and other	49,359	61,852
Assets held for sale	2,851	—
Total current assets	270,620	309,714
Property, plant and equipment, net	833,252	847,570
Other assets:
Operating lease assets	44,444	28,727
Intangible and other assets, net	1,232	1,177
Total other assets	45,676	29,904
Total assets	$1,149,548	$1,187,188
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	59,994	83,498
Short-term financing	1,384	12,146
Accrued and other liabilities	33,107	30,874
Current portion of long-term debt	817	9,116
Total current liabilities	95,302	135,634
Long-term debt, net	447,582	476,163
Noncurrent operating lease liabilities	36,579	21,387
Other noncurrent accrued and other liabilities	456	456
Deferred income taxes	65,020	61,908
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $.10 par value per share; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	505,072	504,578
Retained earnings	216,143	207,662
	730,332	721,357
Less treasury stock, at cost:
Common stock, 19.2 million shares (19.5 million shares at December 31, 2024)	225,723	229,717
Total stockholders' equity	504,609	491,640
Total liabilities and stockholders’ equity	$1,149,548	$1,187,188

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Amounts)
Net sales	$155,431	$109,217	$450,159	$387,494
Cost of sales	129,888	117,162	387,059	345,746
Gross profit (loss)	25,543	(7,945)	63,100	41,748

Selling, general and administrative expense	10,333	10,042	30,330	31,883
Other (income) expense, net	(419)	6,436	2,180	8,625
Operating income (loss)	15,629	(24,423)	30,590	1,240

Interest expense, net	7,363	8,115	23,313	26,229
Loss (gain) on extinguishment of debt	—	—	59	(3,013)
Non-operating other income, net	(1,385)	(2,674)	(4,600)	(9,143)
Income (loss) before income taxes	9,651	(29,864)	11,818	(12,833)
Provision (benefit) for income taxes	2,536	(4,482)	3,337	(2,629)
Net income (loss)	$7,115	$(25,382)	$8,481	$(10,204)

Net income (loss) per common share:
Basic:
Net income (loss)	$0.10	$(0.35)	$0.12	$(0.14)

Diluted:
Net income (loss)	$0.10	$(0.35)	$0.12	$(0.14)

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2024	91,168	(19,528)	$9,117	$504,578	$207,662	$(229,717)	$491,640
Net (loss)					(1,640)		(1,640)
Stock-based compensation				1,733			1,733
Vesting of equity compensation		369		(4,344)		4,344	—
Shares withheld upon vesting of equity compensation		(133)				(1,170)	(1,170)
Balance at March 31, 2025	91,168	(19,292)	9,117	501,967	206,022	(226,543)	490,563
Net income					3,006		3,006
Stock-based compensation				2,088			2,088
Employee stock purchase plan		22		(105)		262	157
Vesting of equity compensation		39		(454)		453	(1)
Shares withheld upon vesting of equity compensation		(2)				(13)	(13)
Balance at June 30, 2025	91,168	(19,233)	9,117	503,496	209,028	(225,841)	495,800
Net income					7,115		7,115
Stock-based compensation				1,719			1,719
Employee stock purchase plan		1		(2)		6	4
Vesting of equity compensation		12		(141)		141	—
Shares withheld upon vesting of restricted stock units		(4)				(29)	(29)
Balance at September 30, 2025	91,168	(19,224)	$9,117	$505,072	$216,143	$(225,723)	$504,609

Balance at December 31, 2023	91,168	(18,051)	$9,117	$501,026	$227,015	$(218,827)	$518,331
Net income					5,623		5,623
Stock-based compensation				1,394			1,394
Purchase of common stock		(690)				(5,397)	(5,397)
Vesting of equity compensation		109		(1,323)		1,323	—
Shares withheld upon vesting of equity compensation		(231)				(1,766)	(1,766)
Balance at March 31, 2024	91,168	(18,863)	9,117	501,097	232,638	(224,667)	518,185
Net income					9,555		9,555
Stock-based compensation				2,099			2,099
Purchase of common stock		(802)				(6,734)	(6,734)
Shares issued restricted stock units and ESPP participants		37		(331)		429	98
Vesting of equity compensation		123		(1,443)		1,443	—
Shares withheld upon vesting of equity compensation		(42)				(410)	(410)
Balance at June 30, 2024	91,168	(19,547)	9,117	501,422	242,193	(229,939)	522,793
Net loss					(25,382)		(25,382)
Stock-based compensation				1,550			1,550
Balance at September 30, 2024	91,168	(19,547)	$9,117	$502,972	$216,811	$(229,939)	$498,961

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$8,481	$(10,204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	3,113	(2,880)
Loss (gain) on extinguishment of debt	59	(3,013)
Depreciation and amortization of property, plant and equipment	60,143	52,484
Amortization of short-term investments	357	4,528
Stock-based compensation	5,540	5,042
Write-downs of property, plant and equipment	3,033	8,582
Other	1,857	2,310
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(7,940)	(3,890)
Inventories	4,473	6,604
Prepaid insurance	12,641	12,832
Supplies, prepaid items and other	(1,955)	(842)
Accounts payable	(15,206)	6,995
Accrued interest	4,044	3,634
Other assets and other liabilities	(1,065)	418
Net cash provided by operating activities	77,575	82,600

Cash flows from investing activities
Expenditures for property, plant and equipment	(56,325)	(64,087)
Proceeds from short-term investments	211,423	236,493
Purchases of short-term investments	(171,825)	(190,646)
Other investing activities	(215)	(140)
Net cash used by investing activities	(16,942)	(18,380)

Cash flows from financing activities
Proceeds from revolving debt facility	100	—
Payments on revolving debt facility	(100)	—
Repurchases of 6.25% Senior Secured Notes	(32,076)	(92,216)
Payments on other long-term debt	(9,024)	(3,986)
Payments on short-term financing	(10,761)	(11,870)
Acquisition of treasury stock, net	160	(12,032)
Taxes paid on equity awards	(1,211)	(2,176)
Payments of debt-related costs	—	(689)
Net cash used by financing activities	(52,912)	(122,969)

Net increase (decrease) in cash and cash equivalents	7,721	(58,749)

Cash and cash equivalents at beginning of period	20,230	101,032
Cash and cash equivalents at end of period	$27,951	$42,283

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

All references to “LSB Industries,” “LSB,” the “Company,” “we,” “us,” and “our” refer to LSB Industries, Inc. and its subsidiaries on a consolidated basis, except where the context makes clear that the reference is only to LSB Industries, Inc. itself and not its subsidiaries. The accompanying unaudited interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”), filed with the SEC on February 27, 2025. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three and nine months ended September 30, 2025 and 2024 and the Company’s financial position as of September 30, 2025.

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

Nature of Business – We are engaged in the manufacture and sale of chemical products. The chemical products we primarily manufacture, market and sell are (i) ammonia and urea ammonia nitrate (“UAN”) for agricultural applications, and (ii) high purity and commercial grade ammonia, high purity ammonium nitrate, sulfuric acids, concentrated, blended and regular nitric acid, mixed nitrating acids, carbon dioxide, and industrial grade ammonium nitrate (“LDAN”) and ammonium nitrate (“AN”) solutions for industrial applications. We manufacture and distribute products in four facilities; three of which we own and are located in El Dorado, Arkansas (the “El Dorado Facility”); Cherokee, Alabama (the “Cherokee Facility”); and Pryor, Oklahoma (the “Pryor Facility”); and one of which we operate on behalf of Covestro LLC in Baytown, Texas.

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

For the three and nine months ended September 30, 2025, we recorded asset write-downs in the amount of $0.4 million and $3.0 million, respectively. For the three and nine months ended September 30, 2024, we recorded asset write-downs in the amount of $5.6 million and $8.6 million, respectively. These asset write-downs are included in “Other (income) expense, net” on our condensed consolidated statements of operations.

Assets Held For Sale – In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell. During the nine months ended September 30, 2025, we entered into purchase and sale agreements for the disposition of real estate and tangible property at two of our former agricultural retail locations that ceased operations. We closed on the sale of the first location on October 20, 2025 and expect to close on the second location before the end of the year. The total purchase price for the real estate and tangible personal property at both locations is approximately $4.2 million. The assets classified as held for sale on the condensed consolidated balance sheet as of September 30, 2025, reflect the net book value of the disposal group at the two locations.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

From time to time when we have excess freight capacity, we may sublease a portion of our railcars fleet on a short-term basis to other parties. The income from these subleases is recorded as a component of “Other expense, net” in our condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, sublease income was $0.1 million and $0.3 million, respectively. For the three and nine months ended September 30, 2024, sublease income was $0.1 million and $0.9 million, respectively.

As of September 30, 2025, we had an executed operating lease for railcars with a lease term greater than one year with aggregate lease payments of approximately $4.0 million which lease has not yet commenced.

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

ASU 2025-05 - In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this ASU provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. ASU 2025-05 is effective for us beginning in the fiscal year ending December 31, 2026. We are currently evaluating the impacts of the adoption of this ASU on our consolidated financial statements and related disclosures.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We considered all ASUs issued and outstanding or that became effective since January 1, 2025 through the date of these financial statements and determined them not to be applicable or materially impact our financial statements other than those ASUs specifically addressed above.

2. Net Income (Loss) per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$7,115	$(25,382)	$8,481	$(10,204)
Numerator for basic and diluted net income (loss) per common share	$7,115	$(25,382)	$8,481	$(10,204)

Denominator:
Denominator for basic net income (loss) per common share - adjusted weighted-average shares	71,963	71,672	71,904	72,070
Effect of dilutive securities:
Unvested restricted stock and stock units	510	—	345	—
Dilutive potential common shares	510	—	345	—
Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	72,473	71,672	72,249	72,070

Basic net income (loss) per common share	$0.10	$(0.35)	$0.12	$(0.14)

Diluted net income (loss) per common share	$0.10	$(0.35)	$0.12	$(0.14)

The following securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Restricted stock and stock units	246,449	1,630,923	962,939	1,004,478
Stock options	—	13,000	—	13,000
	246,449	1,643,923	962,939	1,017,478

3. Accrued and Other Liabilities

	September 30, 2025	December 31, 2024
	(In Thousands)
Accrued interest	$10,455	$6,230
Accrued payroll and benefits	9,031	10,217
Current portion of operating lease liabilities	7,936	7,406
Other	6,141	7,477
	33,563	31,330
Less noncurrent portion	456	456
Current portion of accrued and other liabilities	$33,107	$30,874

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2025	December 31, 2024
	(In Thousands)
Revolving Credit Facility (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	446,080	478,440
Secured Financing due 2025, with an interest rate of 8.75% (C)	—	8,516
Finance Leases (D)	6,484	3,895
Unamortized debt issuance costs (1)	(4,165)	(5,572)
	448,399	485,279
Less current portion of long-term debt	817	9,116
Long-term debt due after one year, net	$447,582	$476,163

_____________________________

(1)
Debt issuance costs as of September 30, 2025 and December 31, 2024 of approximately $0.5 million and $0.6 million, respectively, relating to our Revolving Credit Facility (defined below) are not included in Unamortized debt issuance costs. Such costs are included in our condensed consolidated balance sheet in “Intangible and other assets, net.”
(A)
The revolving credit facility pursuant to a credit agreement, dated December 21, 2023, between us, the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”) provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and is also subject to an availability block of $7.5 million (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions) (the “Availability Block”). The Availability Block is applied against the $75 million maximum. The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of September 30, 2025, our Revolving Credit Facility was undrawn and had approximately $45 million of availability, based on our eligible collateral.

The Revolving Credit Facility matures on December 21, 2028, subject to springing maturity to the date that is 90 days prior to the stated maturity date of our existing Senior Secured Notes (defined below), which is currently October 15, 2028 (unless such Senior Secured Notes have been repaid or redeemed in full prior thereto). Borrowings outstanding under the Revolving Credit Facility will bear interest at a rate per annum equal to, at our option, either (a) term Secured Overnight Financing Rate (“SOFR”) for a period of one month (with a fallback to the prime rate if such rate is unavailable), plus 0.10%, plus an applicable margin of 1.625% or (b) term SOFR for a period of one, three or six months (at our election), plus 0.10%, plus an applicable margin of 1.625%, in each case with a floor of 0.00%.

LSB Industries, Inc. and all of its subsidiaries (collectively, the “Borrowers”) are co-borrowers under the Revolving Credit Facility. Obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our current assets, including accounts receivable and inventory, subject to certain exceptions.

The Revolving Credit Facility contains a financial covenant, which requires that, solely if we elect to remove the Availability Block, then the Borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The financial covenant, if triggered, is tested monthly. The financial covenant was not triggered as of September 30, 2025.

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

We did not repurchase any of our Senior Secured Notes during the three months ended September 30, 2025. During the nine months ended September 30, 2025, we repurchased $32.4 million in principal amount of our Senior Secured Notes for approximately $32.1 million, which was accounted for as an extinguishment of debt. While the repurchases were at prices slightly below par value, including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million.

We did not repurchase any of our Senior Secured Notes during the three months ended September 30, 2024. During the nine months ended September 30, 2024, we repurchased $96.6 million in principal amount of our Senior Secured Notes for approximately $92.2 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of debt approximately $3.0 million.

(C)
In August 2020, we entered into a $30 million, 60-month secured financing arrangement with an affiliate of Eldridge Industries, L.L.C. (“Eldridge”). During the third quarter of 2025 we made the final balloon payment of approximately $5 million.
(D)
Finance leases consist primarily of leases on railcars.

5. Commitments and Contingencies

Outstanding Natural Gas Purchase Commitments – Certain of our natural gas contracts qualify as normal purchases under U.S. GAAP and thus are not financial instruments for which we mark-to-market. At September 30, 2025, these contracts included volume purchase commitments with fixed prices of approximately 0.9 million MMBtus of natural gas that cover a period from October 2025 through December 2025. The weighted-average fixed price of the natural gas covered by these contracts was $3.45 per MMBtu, for a total of $3.0 million. Based on market prices at September 30, 2025, the weighted-average price of the fixed contracts was $3.26 per MMBtu, for a total of $2.8 million.

Legal Matters - The following is a summary of certain legal matters involving the Company:

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

As of September 30, 2025, our accrued liabilities for environmental matters totaled approximately $0.6 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

In 2006, the Company entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at our El Dorado Facility. The CAO required us to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan. The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that the El Dorado Facility was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. In August 2023, the Company received a Notice of Violation (“NOV”) for wastewater discharges from our El Dorado Facility. We have been in discussions with the ADEQ about our response to the NOV. The ADEQ provided notice of the cash penalty amount related to the NOV, which amount was not material and was paid in the third quarter of 2025.

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

We received a NOV for ten findings identified from an inspection conducted by the EPA Region IV at our Cherokee Facility in late 2022. We provided written responses to each finding in the inspection report issued in connection with such inspection and to the Notice of Potential Violations and held direct communications with the EPA related to the matter. A meeting was held with the EPA in January 2024 to discuss the NOV and our subsequent responsive actions. During the meeting, the EPA proposed two alternatives for the penalties related to the violations. We accepted one of the proposed alternatives, which included a cash fine and an investment in a community project, for which we accrued an estimate as of December 31, 2023. Both the cash fine and the investment in the community project, which amounts were not material, were paid as of September 30, 2025.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Financial Instruments

Natural Gas Contracts

Periodically, we enter into certain forward natural gas contracts or volume purchase commitments, which are derivatives. We utilize these natural gas contracts as economic hedges for risk management purposes, but the contracts are not designated as hedging instruments. At September 30, 2025 and December 31, 2024, we had no outstanding forward natural gas contracts or volume purchase commitments accounted for as derivatives. When present in the past, the valuations of the natural gas contracts were classified as a Level 2 fair value measurement.

Financial Instruments

At September 30, 2025 and December 31, 2024, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes. Fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement while the treasury securities that comprise our cash equivalents and short-term investments are a Level 1 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

	September 30, 2025		December 31, 2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$446	$439	$478	$461
Short-Term Investments	$124	$124	$164	$164

_____________________________

(1)
Based on a quoted price of 98.5 at September 30, 2025 and 96.4 at December 31, 2024. Also see discussion in Note 4 (B).

7. Income Taxes

Provision (benefit) for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	134	718	224	251
Total Current	$134	$718	$224	$251

Deferred:
Federal	$2,244	$(5,267)	$3,019	$(2,354)
State	158	67	94	(526)
Total Deferred	$2,402	$(5,200)	$3,113	$(2,880)
Provision (benefit) for income taxes	$2,536	$(4,482)	$3,337	$(2,629)

The tax provision for the nine months ended September 30, 2025, was $3.3 million (28.2% provision on pre-tax income). The tax benefit for the nine months ended September 30, 2024 was $2.6 million (20.5% benefit on pre-tax loss). For 2025, the effective tax rate was higher than the statutory tax rate primarily due to nondeductible compensation expense and state taxes. For 2024, the effective tax rate was lower than the statutory tax rate primarily due to change in valuation allowance and nondeductible compensation, partially offset by state tax law changes.

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

On July 4, 2025, “An Act to provide for reconciliation pursuant to title II of H. Con. Res. 14” and commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and favorable changes to bonus depreciation, domestic research cost expensing, and the business interest limitation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. There was not a significant impact to our income tax expense or effective tax rate for the nine months ended September 30, 2025 associated with the OBBBA.

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

The following table presents our net sales disaggregated by our products, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Net sales:
AN & Nitric Acid	$57,522	$47,981	$176,847	$154,858
Urea ammonium nitrate (UAN)	51,423	25,303	147,550	109,303
Ammonia	37,072	28,490	97,174	96,468
Other	9,414	7,443	28,588	26,865
Total net sales	$155,431	$109,217	$450,159	$387,494

Other Information

For our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 31 months at September 30, 2025.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for product shipments. Our contract liabilities were minimal as of September 30, 2025. We had approximately $1.1 million of contract liabilities as of December 31, 2024. For the three and nine months ended September 30, 2025, revenues of $0.1 million and $1.1 million, respectively, were recognized and included in the balances as of June 30, 2025 and December 31, 2024. For the three and nine months ended September 30, 2024, revenues of $0.1 million and $0.8 million, respectively, were recognized and included in the balances as of June 30, 2024 and December 31, 2023. Our contract assets consist of unconditional rights to payment from our customers, which are reflected as accounts receivable in our condensed consolidated balance sheets.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At September 30, 2025, we had remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. As of September 30, 2025, the remaining performance obligations totaled approximately $118.9 million, of which approximately 52% relates to 2025 through 2027, approximately 27% relates to 2028 through 2029, with the remainder thereafter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Related Party Transactions

In August 2025, we paid off our outstanding financing arrangement with an affiliate of Eldridge as discussed in footnote (C) of Note 4.

10. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended September 30,
	2025	2024
	(In Thousands)
Cash payments (refunds) for:

Interest on long-term debt and other, net of capitalized interest	$17,904	$21,289
Income taxes, net	$464	$508

Noncash investing and financing activities:

Property, plant and equipment acquired and not yet paid at end of period	$18,706	$25,302
Loss (gain) on extinguishment of debt	$59	$(3,013)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)
Net sales	$155,431	$109,217	$450,159	$387,494
Less:
Cost of sales excluding depreciation, amortization and turnaround expense	109,453	84,214	321,310	272,596
Depreciation and amortization	19,348	16,664	60,027	52,512
Turnaround expense	1,087	16,284	5,722	20,638
Total cost of sales	129,888	117,162	387,059	345,746
Selling, general and administrative
Wages and benefits	5,953	5,357	18,210	17,045
Other selling general and administrative	4,380	4,685	12,120	14,838
Total selling general and administrative	10,333	10,042	30,330	31,883
Interest expense	7,363	8,115	23,313	26,229
Loss (gain) on extinguishments of debt	—	—	59	(3,013)
Loss from asset write-down and disposals	434	5,639	3,033	8,582
Income tax provision (benefit)	2,536	(4,482)	3,337	(2,629)
Other segment items (a)	(2,238)	(1,877)	(5,453)	(9,100)
Segment net income (loss)	7,115	(25,382)	8,481	(10,204)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$7,115	$(25,382)	$8,481	$(10,204)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in “Item 1. Financial Statements.” Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements.” Certain statements contained in this discussion may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2024, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “LSB,” “we,” “us,” “our” and the “Company” refer to LSB Industries, Inc. and its consolidated subsidiaries.

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

▪
We prioritize high safety standards that not only enable us to protect what matters, which is the well-being of our employees, but also translates into improved plant performance. We remain focused on our safety programs to move closer to attaining zero injuries. We have been investing and plan to continue to invest additional capital at all three of our facilities during 2025 to build upon the progress we have had in implementing enhanced safety programs during the last several years.
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
•
Evaluate Acquisitions of Strategic Assets or Companies. From time to time, we evaluate opportunities to acquire strategic assets or companies where we believe those acquisitions will enhance our value and provide attractive returns to our stockholders. We also consider assets and companies that can provide us with geographic expansion, extend an existing product line, add one or more new product lines, leverage our existing ammonia production capabilities, or complement our existing business lines, among other accretive opportunities.

Summary of Low Carbon Ammonia Initiatives

In May 2024, we announced an agreement to supply, for a five-year period commencing January 1, 2025, up to 150,000 short tons per year of low carbon ammonium nitrate solution (“ANS”) to Freeport Minerals Corporation (“Freeport”). In early 2025 we began supplying conventional ANS to Freeport from our El Dorado Facility, and expect to phase in the low carbon contracted volume in late 2026. Freeport intends to use the low carbon ANS purchased from us for its United States copper mining operations.

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

Market Outlook

Demand for our industrial products remains consistent despite global economic concerns. Nitric acid demand has been robust, reflecting strong domestic production driven by proposed anti-dumping duties on imported methylene diphenyl diisocyanate (MDI) (for which nitric acid is a raw material in its production process), import tariffs and the resilience of the U.S. economy. Demand for AN for use in mining applications is robust across all commodities, particularly metals, with copper and gold in limited supply globally. Gold and copper prices are at or near historical highs with strong outlooks for future demand to underpin current production levels and potential new projects that increase production volumes. Demand for AN is also benefiting from quarrying/aggregate production for infrastructure upgrade and expansion. These factors should continue to support AN demand through the remainder of 2025 and into 2026. Economic uncertainty continues to be heightened by the potential impacts of tariffs on global trade flows, consumer prices and production input costs. However, we believe that we have a meaningful degree of downside protection in our industrial business given our diverse customer base which is almost entirely located in the United States, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

Ammonia prices currently reflect constrained global inventories resulting from reduced supply from the Middle East, higher cost of production in Europe and delays to the start-up of new production capacity. Supply constraints are expected to continue through the end of 2025, however, this could change and pricing may be impacted by the start-up of new production capacity in both the U.S. and internationally, with at least one new world scale plant expected to come online before the end of 2025.

Pricing for ammonia derivative fertilizer products has been strong. UAN prices have strengthened above year-ago levels, reflecting steady exports, lower imports and strong demand, resulting in tight U.S. supply fundamentals and below average distribution channel inventory levels throughout the U.S. which are expected to remain into 2026. UAN prices have also been positively impacted by robust global demand for urea.

Corn market dynamics appear supportive of strong fertilizer demand. The United States Department of Agriculture’s (“USDA”) recent revision of domestic spring planting season estimates to approximately 98 million planted acres of corn, up 9% from 2024, is not expected to hinder demand for the fall program, which remains subject to seasonal weather outcomes. The outlook for U.S. corn calls for a small increase in stocks to use as a result of strong 2025 plantings and harvest expectations. We expect to see a reduction in planted acres in 2026 closer to recent averages of 91 million to 93 million acres underpinning nitrogen fertilizer demand levels in line with recent years.

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

According to the World Agricultural Supply and Demand Estimates Report dated September 12, 2025 (the “September Report”), farmers planted approximately 98.7 million acres of corn in the 2025 planting season, up 8.9% compared to the 2024 planting season. According to the September Report, the USDA estimates the U.S. ending stocks for the 2025 Harvest will be approximately 53.6 million metric tons, a 59.1% increase from the 2024 Harvest. The USDA's expected yield per acre for the 2025 Harvest is 186.7 bushels, up approximately 4.1% from a year ago.

The following September 2025 estimates are associated with the corn market:

	2026 Crop	2025 Crop		2024 Crop
	(2025 Harvest)	(2024 Harvest)	Percentage	(2023 Harvest)	Percentage
	September Report (1)	September Report (1)	Change (2)	September Report (1)	Change (3)
U.S. Area Planted (Million acres)	98.7	90.6	8.9%	94.6	4.3%
U.S. Yield per Acre (Bushels)	186.7	179.3	4.1%	177.3	5.3%
U.S. Production (Million bushels)	16,814	14,867	13.1%	15,341	9.6%
U.S. Ending Stocks (Million metric tons)	53.6	33.7	59.1%	44.8	19.6%
World Ending Stocks (Million metric tons)	281.4	284.2	(1.0%)	315.5	(10.8%)

1.
Information obtained from the September Report for the 2026/2025 (“2026 Crop”), 2024/2025 ("2025 Crop") and 2023/2024 (“2024 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2026 Crop amounts compared to the 2025 Crop amounts.
3.
Represents the percentage change between the 2026 Crop amounts compared to the 2024 Crop amounts.

The current USDA corn outlook for the U.S. calls for greater supplies, larger exports, and a slight reduction in ending stocks. Corn beginning stocks are higher based on a lower use forecast for the 2024 Harvest, with reductions in imports and corn used for ethanol partially offset by an increase in exports. Corn production for the 2025 Harvest is forecast at 16.8 billion bushels. If realized, harvested area would be the highest since 1933 and planted area of 98.7 million acres the highest since 1936.

Industrial Products

Our industrial products sales volumes are dependent upon general economic conditions, primarily in the housing, automotive and paper industries. Demand for our industrial products is stable despite persistent global economic challenges. Nitric acid demand has been robust, reflecting strong domestic production. Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

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

The following table shows the volume of natural gas purchased and the average cost per MMBtu:

	Three Months Ended September 30,
	2025	2024
Natural gas volumes (MMBtu in millions)	7.6	6.6
Natural gas average cost per MMBtu	$3.08	$2.17

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

Consolidated Results of the Third Quarter of 2025

Our consolidated net sales for the third quarter of 2025 were $155.4 million compared to $109.2 million for the same period in 2024. Our consolidated operating income for the third quarter of 2025 was $15.6 million compared to an operating loss of $24.4 million for the same period in 2024. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Third Quarter

Shift in Production Mix

Earlier this year, we commenced the process of transitioning our production of fertilizer grade ammonium nitrate (“HDAN”), an agricultural/fertilizer product, to ANS, a product used in industrial and mining applications. This transition was completed and the Company ceased production of HDAN during the third quarter of 2025. This transition from HDAN to ANS is consistent with our strategy to shift a portion of our sales mix from agricultural sales made at spot market pricing, which can be volatile, towards sales covered under multi-year contracts where we pass through the cost of natural gas feedstock.

Selling Prices

For the third quarter of 2025, average selling prices for UAN and ammonia increased while the average selling price for AN and nitric acid decreased compared to the third quarter of 2024.

Turnaround Activities (2024 only)

We performed major Turnaround activities at our Pryor Facility in the third quarter of 2024. Additionally, we planned and executed a minor planned outage at our El Dorado Facility during July 2024 to change the catalyst in the ammonia plant to maximize production rates. When such activities are performed, overall results are negatively impacted. This impact includes lost contribution margin from lost sales, lost fixed cost absorption from lower production, and increased costs associated with repairs and maintenance. In addition, Turnaround-related costs may be incurred in periods earlier than the actual outage of the plant for activities such as planning and procurement of materials.

Plant, Property and Equipment Impairments

For the three months ended September 30, 2025 and 2024, we recorded asset write-downs primarily related to assets no longer in use in the amount of $0.4 million and $5.6 million, respectively. These write-downs are included in “Other (income) expense, net” on our condensed consolidated statements of operations.

Results of Operations

The following is a discussion and analysis of our condensed consolidated results of operations for the three months ended September 30, 2025 and 2024.

Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table sets forth certain financial information for the three months ended September 30, 2025 and 2024, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended September 30,			Percentage
	2025	2024	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$57,522	$47,981	$9,541	20%
Urea ammonium nitrate (UAN)	51,423	25,303	26,120	103%
Ammonia	37,072	28,490	8,582	30%
Other	9,414	7,443	1,971	26%
Total net sales	$155,431	$109,217	$46,214	42%

Gross profit (loss):
Adjusted gross profit (1)	$45,978	$25,003	$20,975	84%
Depreciation and amortization (2)	(19,348)	(16,664)	(2,684)	16%
Turnaround expense	(1,087)	(16,284)	15,197	(93)%
Total gross profit (loss)	25,543	(7,945)	33,488	N/M
Selling, general and administrative expense	10,333	10,042	291	3%
Other (income) expense, net	(419)	6,436	(6,855)	N/M
Operating income (loss)	15,629	(24,423)	40,052	N/M
Interest expense, net	7,363	8,115	(752)	(9)%
Non-operating other income, net	(1,385)	(2,674)	1,289	(48)%
Provision (benefit) for income taxes	2,536	(4,482)	7,018	N/M
Net income (loss)	$7,115	$(25,382)	$32,497	N/M

Other information:
Gross profit (loss) percentage (3)	16.4%	(7.3)%	23.7%
Adjusted gross profit percentage (3)	29.6%	22.9%	6.7%
Property, plant and equipment expenditures	$16,978	$31,040	$(14,062)

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

The following tables provide key operating metrics for the fertilizer and major industrial products, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended September 30,			Percentage
Product (tons sold)	2025	2024	Change	Change
AN & Nitric Acid	159,662	127,139	32,523	26%
Urea ammonium nitrate (UAN)	134,634	95,468	39,166	41%
Ammonia	86,322	68,497	17,825	26%
Total	380,618	291,104	89,514	31%

	Three Months Ended September 30,			Percentage
Gross Average Selling Prices (price per ton)	2025	2024	Change	Change
AN & Nitric Acid	$360	$377	$(17)	(5)%
Urea ammonium nitrate (UAN)	$382	$265	$117	44%
Ammonia	$429	$416	$13	3%

	Three Months Ended September 30,			Percentage
Average Benchmark Prices (price per ton)	2025	2024	Change	Change
Tampa Ammonia Benchmark	$491	$485	$6	1%
NOLA UAN	$336	$204	$132	65%

Net Sales

Net sales increased compared to the prior year period due to the favorable impact of both higher prices and higher volumes. Improved plant reliability in the manufacturing of our AN & Nitric Acid product group as well as an absence of Turnarounds in the third quarter of 2025 drove an increase in sales volumes across all our product groups, with UAN having the most significant increase. Improved pricing, particularly on UAN, also contributed to the increase in net sales in the third quarter of 2025.

Gross Profit

As noted in the table above, we recognized a gross profit of $25.5 million for the third quarter of 2025 compared to a gross loss of $7.9 million for the same period in 2024, or a $33.5 million increase. Overall, our gross profit percentage was 16.4% compared to gross loss percentage of 7.3% for the same period in 2024. Our adjusted gross profit percentage increased to 29.6% for the third quarter of 2025 from 22.9% for the third quarter of 2024. Our gross profit for the third quarter of 2025 was higher compared to the same period of 2024 primarily due to increased sales and lower Turnaround expenses partially offset by higher cost of sales, which were driven largely by an increase in natural gas costs.

Selling, General and Administrative

Our SG&A expenses were relatively flat for the third quarter of 2025 compared to the same period of 2024. Increases in payroll-related expenses were offset by decreases in professional fees, insurance and other miscellaneous expenses

Other (income) expense, net

Other expense, net for the third quarter of 2024 consisted primarily of asset write-downs.

Interest Expense

Interest expense for the third quarter of 2025 was $7.4 million compared to $8.1 million for the same period in 2024. The decrease was primarily due to a lower outstanding balance on our Senior Secured Notes as a result of repurchases.

Non-operating Other Income, net

Non-operating other income, net for the third quarter of 2025 was $1.4 million compared to $2.7 million for the same period of 2024, primarily related to interest income earned during both periods from our short-term investments. Our average short-term investments balance including cash equivalents, was lower during the third quarter of 2025 compared to the third quarter of 2024.

Provision (Benefit) for Income Taxes

The provision for income taxes for the third quarter of 2025 was $2.5 million compared to a benefit for income taxes of $4.5 million for the same period of 2024. The resulting effective tax rate for the third quarter of 2025 was a provision on pre-tax income of 26.3% compared to a benefit on pre-tax loss of 15.0% for the same period of 2024. For the third quarter of 2025, the effective tax rate was higher than the statutory rate primarily due to nondeductible compensation expense and state taxes. For the third quarter of 2024, the effective tax rate was lower than the statutory rate primarily due to change in valuation allowance and nondeductible compensation. See discussion in Note 7.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table contains certain financial information for the nine months ended September 30, 2025 and 2024, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Nine Months Ended September 30,			Percentage
	2025	2024	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$176,847	$154,858	$21,989	14%
Urea ammonium nitrate (UAN)	147,550	109,303	38,247	35%
Ammonia	97,174	96,468	706	1%
Other	28,588	26,865	1,723	6%
Total net sales	$450,159	$387,494	$62,665	16%

Gross profit:
Adjusted gross profit (1)	$128,849	$114,898	$13,951	12%
Depreciation and amortization (2)	(60,027)	(52,512)	(7,515)	14%
Turnaround expense	(5,722)	(20,638)	14,916	(72)%
Total gross profit	63,100	41,748	21,352	51%
Selling, general and administrative expense	30,330	31,883	(1,553)	(5)%
Other expense, net	2,180	8,625	(6,445)	(75)%
Operating income	30,590	1,240	29,350	N/M
Interest expense, net	23,313	26,229	(2,916)	(11)%
Loss (gain) on extinguishment of debt	59	(3,013)	3,072	N/M
Non-operating other income, net	(4,600)	(9,143)	4,543	(50)%
Provision (benefit) for income taxes	3,337	(2,629)	5,966	N/M
Net income (loss)	$8,481	$(10,204)	$18,685	N/M

Other information:
Gross profit percentage (3)	14.0%	10.8%	3.2%
Adjusted gross profit percentage (3)	28.6%	29.7%	(1.1)%
Property, plant and equipment expenditures	$56,325	$64,087	$(7,762)

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

The following tables provide key operating metrics for the fertilizer and major industrial products, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Nine Months Ended September 30,			Percentage
Product (tons sold)	2025	2024	Change	Change
AN & Nitric Acid	471,702	403,559	68,143	17%
Urea ammonium nitrate (UAN)	435,006	367,900	67,106	18%
Ammonia	225,794	235,622	(9,828)	(4)%
Total	1,132,502	1,007,081	125,421	12%

	Nine Months Ended September 30,			Percentage
Gross Average Selling Prices (price per ton)	2025	2024	Change	Change
AN & Nitric Acid	$375	$384	$(9)	(2)%
Urea ammonium nitrate (UAN)	$339	$297	$42	14%
Ammonia	$430	$409	$21	5%

	Nine Months Ended September 30,			Percentage
Average Benchmark Prices (price per ton)	2025	2024	Change	Change
Tampa Ammonia Benchmark	$466	$463	$3	1%
NOLA UAN	$319	$234	$85	36%

Net Sales

Net sales of our primary products increased during the first nine months of 2025 compared to the prior year period driven by the impact of higher volumes for UAN and our AN & Nitric Acid product group and improved pricing for UAN and ammonia. Partially offsetting this increase was lower pricing for our AN & Nitric Acid product group and lower ammonia sales volumes. Additionally, we benefited from a healthy increase in downstream upgraded product production volumes.

Gross Profit

As noted in the table above, we recognized a gross profit of $63.1 million for the first nine months of 2025 compared to $41.7 million for the same period in 2024, a $21.4 million increase. Overall, our gross profit percentage was 14.0% compared to a gross profit percentage of 10.8% for the same period in 2024. Our adjusted gross profit percentage was 28.6% for the first nine months of 2025 compared to 29.7% for the same period in 2024. Our gross profit for the first nine months of 2025 was higher compared to the prior year period primarily due to higher net sales and lower Turnaround expenses. Partially offsetting these increases were higher natural gas costs and higher depreciation due to recent investments in our facilities.

Selling, General and Administrative

Our SG&A expenses were $30.3 million for the first nine months of 2025, a decrease of $1.6 million compared to the same period in 2024. The net decrease was primarily driven by decreases in professional fees, insurance and other miscellaneous expenses items, partially offset by an increase in payroll-related expenses.

Interest Expense

Interest expense for the first nine months of 2025 was $23.3 million compared to $26.2 million for the same period in 2024. The decrease primarily related to reduced interest expense as a result of repurchases of Senior Secured Notes made during 2024 and the second quarter of 2025.

(Loss) gain on Extinguishment of Debt

During the first nine months of 2025, we repurchased $32.4 million in principal amount of our Senior Secured Notes for approximately $32.1 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million. During the first nine months of 2024, we repurchased $96.6 million of our Senior Secured Notes through open market transactions for approximately $92.2 million. As a result, we recognized a gain on extinguishment of debt, net of issuance costs, of approximately $3.0 million.

Other Expense, net

Other expense, net during the first nine months of 2025 and 2024 consisted primarily of asset write-downs related to assets no longer being used in operations. The asset write downs were lower in the first nine months of 2025 compared to the first nine months of 2024. In addition, the write-downs in the first nine months of 2024 were partially offset by short-term rental income from railcar subleases.

Non-operating Other Income, net

Non-operating other income, net for the first nine months of 2025 was $4.6 million compared to $9.1 million for the same period of 2024, primarily related to interest income earned during both periods from our short-term investments. Our average short-term investments balance including cash equivalents, was lower during 2025 compared to 2024.

Provision (Benefit) for Income Taxes

The provision for income taxes for the first nine months of 2025 was $3.3 million compared to a benefit for income taxes $2.6 million for the same period of 2024. The resulting effective tax rate for the first nine months of was 28.2% compared to 20.5% for the same period of 2024. For the first nine months of 2025, the effective tax rate was higher than the statutory rate primarily due to nondeductible compensation expense and state taxes. For the first nine months of 2024, the effective tax rate was lower than the statutory rate primarily due to change in valuation allowance and nondeductible compensation, partially offset by state tax law changes. See discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the nine months ended September 30:

	2025	2024	Change
	(In Thousands)
Net cash flows from operating activities	$77,575	$82,600	$(5,025)

Net cash flows from investing activities	$(16,942)	$(18,380)	$1,438

Net cash flows from financing activities	$(52,912)	$(122,969)	$70,057

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $77.6 million for the first nine months of 2025 compared to $82.6 million for the same period of 2024, a change of $5 million. The decrease was primarily a result of changes in working capital and lower interest income on our short-term investments.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $16.9 million for the first nine months of 2025 compared to $18.4 million for the same period of 2024, a change of $1.4 million.

For the first nine months of 2025, the net cash provided by investing activities primarily related to proceeds from short-term investments of $211.4 million, partially offset by purchases of short-term investments of $171.8 million and expenditures for property, plant and equipment of $56.3 million.

For the first nine months of 2024, the net cash used by investing activities primarily related to purchases of short-term investments of $190.6 million and expenditures for property, plant and equipment of $64.1 million, partially offset by proceeds from short-term investments of $236.5 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $52.9 million for the first nine months of 2025 compared to $123.0 million for the same period of 2024, a change of $70.1 million.

For the first nine months of 2025, the net cash used by financing activities primarily consisted of repurchases of our Senior Secured Notes of $32.1 million, payments on our Secured Financing due 2025 and short-term financing of $19.3 million and $1.2 million for tax withholding obligations related to the vesting of equity awards.

For the first nine months of 2024, the net cash used by financing activities primarily consisted of repurchases of our 6.25% Senior Secured Notes of $92.2 million, payments on other long-term debt and short-term financing of $15.9 million and repurchases of $14.2 million of common stock.

Capitalization

The following table summarizes our total cash and cash equivalents, short-term investments, long-term debt and stockholders’ equity as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(In Millions)
Cash and cash equivalents	$28.0	$20.2
Short-term investments	124.0	164.0
Total cash, cash equivalents and short-term investments	$152.0	$184.2
Long-term debt:
Revolving Credit Facility	$—	$—
Senior Secured Notes due 2028 (1)	446.1	478.4
Secured Financing due 2025 (2)	—	8.5
Finance Leases	6.5	3.9
Unamortized debt issuance costs (3)	(4.2)	(5.6)
Total long-term debt, including current portion, net	448.4	$485.2
Total stockholders' equity	504.6	$491.6

_____________________________

(1)
See discussion contained in Note 4.

(2)
During the third quarter of 2025, we made the final balloon payment of approximately $5 million on a $30 million 60-month secured financing arrangement with an affiliate of Eldridge Industries, L.L.C. (“Eldridge”).
(3)
Debt issuance costs as of September 30, 2025 and December 31, 2024 of approximately $0.5 million and $0.6 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance costs. These costs are included in our condensed consolidated balance sheets in Intangible and other assets, net.

We currently have a revolving credit facility pursuant to a credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), with a borrowing base up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and an availability block of $7.5 million which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of September 30, 2025, our Revolving Credit Facility was undrawn and had approximately $45 million of availability. See Note 4 for further discussion of the Revolving Credit Facility.

For the full year of 2025, we expect capital expenditures to be approximately $80 million, with spending focus on sustaining production, as well as growth initiatives.

From time to time, when the Company exceeds the funding threshold in our natural gas purchase commitments, the Company is required to fund cash collateral to our counterparty.

As of September 30, 2025, we had approximately $152.0 million of cash and short-term investments. From time to time, we may seek to deploy capital through common stock repurchases or the early redemption of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that the combination of our cash and cash equivalents, short-term investments, the availability under our Revolving Credit Facility and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next twelve months. Additionally, we expect our long-term liquidity position will be sufficient to meet our long-term liquidity needs with cash flows from operations and financing arrangements. However, in the event of changes in business conditions or other developments, including a sustained market deterioration, unanticipated regulatory developments, significant acquisitions, competitive pressures, or to the extent our liquidity needs prove to be greater than expected or cash generated from operations is less than anticipated, we may need additional liquidity. To the extent we elect to finance our long-term liquidity needs, we believe that the potential financing capital available to us in the future will be sufficient.

Compliance with Long-Term Debt Covenants

As discussed in Note 4, the Revolving Credit Facility requires, among other things, that we meet a financial covenant. The Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of September 30, 2025, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – LSB had $446.1 million aggregate principal amount of Senior Secured Notes outstanding as of September 30, 2025. Interest is to be paid semiannually in arrears on May 15th and October 15th. The Senior Secured Notes mature on October 15, 2028.

Secured Financing due 2025 – During the third quarter of 2025, we made the final balloon payment of approximately $5 million on a 60-month, $30 million secured financing arrangement with an affiliate of Eldridge.

Revolving Credit Facility – At September 30, 2025, our Revolving Credit Facility was undrawn and had approximately $45 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Finance Leases – Our finance leases consist primarily of leases on railcars. Most of our railcar leases are classified as operating leases.

Capital Expenditures – First Nine Months of 2025

For the first nine months of 2025, capital expenditures relating to property, plant and equipment were $56.3 million. The capital expenditures were funded primarily from cash and working capital.

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

During the nine months ended September 30, 2025, we did not repurchase any of our shares of common stock. The repurchase program may be suspended, terminated or modified at any time for any reason.

During the nine months ended September 30, 2025, we repurchased $32.4 million in principal amount of our Senior Secured Notes for approximately $32.1 million, which was accounted for as an extinguishment of debt. The debt repurchase was intended as a means to deleverage our balance sheet and reduce future interest costs while maintaining a balanced capital allocation strategy that provides an appropriate level of liquidity to fund our operations and future growth opportunities.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $3.2 million for the first nine months ended September 30, 2025 in connection with environmental projects. For the remainder of 2025, we expect to incur expenses ranging from $0.9 million to $1.2 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of September 30, 2025, we have agreed to indemnify the sureties for payments, up to $10.2 million, made by them in respect of such bonds.

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

It is also reasonably possible that the estimates and assumptions utilized as of September 30, 2025, could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Non-GAAP Financial Measures

Management uses adjusted gross profit as a supplemental measure to review and assess the performance of our core business operations and for planning purposes. We define adjusted gross profit as gross profit (loss) excluding depreciation and amortization and Turnaround expenses included in our cost of sales, which we believe are not reflective of our operating performance in a given period.

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

The following table reconciles gross profit to adjusted gross profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In Thousands)		(In Thousands)
Reconciliation of Gross Profit (Loss) to Adjusted Gross Profit:
Gross profit (loss)	25,543	(7,945)	63,100	41,748
Depreciation and amortization	19,348	16,664	60,027	52,512
Turnaround expenses	1,087	16,284	5,722	20,638
Adjusted gross profit	45,978	25,003	128,849	114,898

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

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At September 30, 2025, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, and as such, are exempt from derivative accounting requirements. At September 30, 2025, we had no outstanding natural gas contracts which are subject to derivative accounting requirements.

Interest Rate Risk

We may be exposed to variable interest rate risk with respect to our Revolving Credit Facility when there are outstanding borrowings. As of September 30, 2025, we had no outstanding borrowings on this credit facility and no other variable rate borrowings. We currently do not hedge our interest rate risk associated with our variable interest loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2025. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

Barry H. Golsen, Member of the Board of Directors

On September 4, 2025, Barry H. Golsen, a member of our board of directors, entered into Rule 10b5-1 trading plans for the benefit of certain trusts of which he is the trustee, that are intended to satisfy the affirmative defense of Rule 10b5-1(c) and provide that Mr. Golsen, acting through a broker, may sell up to an aggregate of 582,172 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plans may only occur from December 4, 2025 to December 1, 2027. The plans are scheduled to terminate on December 1, 2027, subject to earlier termination upon the sale of all shares subject to the applicable plan or the expiration of all sale orders under the plan, upon termination by Mr. Golsen or the broker, or as otherwise provided in the plans.

Other than as described above, during the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 30th day of October 2025.

LSB INDUSTRIES, INC.

/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)