Form 10-K
period 2025-12-31
LSB INDUSTRIES, INC.
filed 2026-02-26
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Registrant’s voting common equity held by non-affiliates of the Registrant, computed by reference to the price at which the voting common stock was last sold as of June 30, 2025, was approximately $417 million. As a result, the Registrant is an accelerated filer as of December 31, 2025. For purposes of this computation, shares of the Registrant’s common stock beneficially owned by each executive officer and director of the Registrant and by TLB-LSB, LLC were deemed to be owned by affiliates of the Registrant as of June 30, 2025. Such determination should not be deemed an admission that such executive officers, directors or entity of our common stock are, in fact, affiliates of the Registrant or affiliates as of the date of this Form 10-K.

As of February 20, 2026, the Registrant had 71,846,842 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for its 2026 annual meeting of stockholders will be filed with the Securities and Exchange Commission within 120 days after the end of its 2025 fiscal year, are incorporated by reference in Part III.

Auditor Firm Id:	00042	Auditor Name:	Ernst & Young LLP	Auditor Location:	Oklahoma City, OK, United States

		Page
	PART I

Item 1.	Business	6

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	24

Item 1C.	Cybersecurity	24

Item 2.	Properties	25

Item 3.	Legal Proceedings	25

Item 4.	Mine Safety Disclosures	26

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

Item 6.	[RESERVED]	27

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 8.	Financial Statements and Supplementary Data	40

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40

Item 9A.	Controls and Procedures	40

Item 9B.	Other Information	43

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	43

	PART III

	(Items 10, 11, 12, 13, and 14)	43

The information required by Part III, shall be incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A which involves the election of directors that we expect to be filed with the Securities and Exchange Commission not later than 120 days after the end of our 2025 fiscal year covered by this report.

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	44

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed “Forward-Looking Statements” within the meaning of United States federal securities laws. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors, many of which are difficult to predict or outside of the Company’s control, which could cause actual results and performance of the Company to differ materially from those expressed in, or implied or projected by, such statements. Any such Forward-Looking Statements are not guarantees of future performance. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “may,” “could,” and similar expressions identify Forward-Looking Statements. All Forward-Looking Statements speak only as of the date on which they are made. Forward-Looking Statements contained herein, and the associated risks, uncertainties, assumptions and other important factors include, but are not limited to, the following:

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

•
global supply chain disruptions;
•
other factors described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report; and
•
other factors described in “Item 1A. Risk Factors” contained in this report.

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

NOL	-	Net Operating Loss.

PBRSU	-	Performance-based restricted stock unit.

PCC	-	Pryor Chemical Company (now merged into LSB Chemical, L.L.C. a subsidiary of LSB Industries, Inc.).

RSU	-	Restricted stock unit.

SEC	-	The United States Securities and Exchange Commission.

Secured Financing Agreement due 2025	-	A secured financing arrangement between EDA and an affiliate of LSB Funding which was paid off in August 2025.

Senior Secured Notes	-	The senior secured notes issued on October 14, 2021 and March 8, 2022, with an interest rate of 6.25%, which mature in October 2028.

Turnaround	-	A planned shutdown of a facility or production unit to perform significant maintenance, inspections, and repairs.

USDA	-	United States Department of Agriculture.

2025 Plan	-	The LSB Industries, Inc. 2025 Long Term Incentive Plan.

2016 Plan	-	The LSB Industries, Inc. 2016 Long Term Incentive Plan.

PART I

ITEM 1. BUSINESS

Overview

All references to “LSB Industries,” “LSB,” the “Company,” “we,” “us,” and “our” refer to LSB Industries, Inc. and its subsidiaries on a consolidated basis, except where the context makes clear that the reference is only to LSB Industries, Inc. itself and not its subsidiaries. Notes referenced throughout this document refer to consolidated financial statement footnote disclosures that are found in “Item 8. Financial Statements and Supplementary Data” of this report. Capitalized terms not otherwise defined herein shall have the meanings ascribed thereto under the heading “Special Note Regarding Forward-Looking Statements – Defined Terms.”

LSB is a Delaware corporation, formed in 1968, and headquartered in Oklahoma City, Oklahoma. LSB is committed to playing a leadership role in the production of low and no carbon products that build, feed and power the world. We seek to accomplish this goal through the manufacture and marketing of essential products for the agricultural and industrial markets, and in the future, low and no carbon products, all with an emphasis on a culture of excellence in customer experience. The Company manufactures ammonia and ammonia-related products in El Dorado, Arkansas (the “El Dorado Facility”), Cherokee, Alabama (the “Cherokee Facility”), and Pryor, Oklahoma (the “Pryor Facility”), and operates a facility on behalf of Covestro LLC (“Covestro”) in Baytown, Texas (the “Baytown Facility”). Our products are sold through distributors and directly to end customers, such as farmers, ranchers, and fertilizer dealers, throughout the United States and parts of Canada, and to explosives manufacturers in the United States and other parts of North America.

Our Business

Our business manufactures products for two principal markets: (a) Industrial and (b) Agricultural. The chart below highlights representative products and applications in each of our end markets.

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

The following table summarizes net sales information relating to our products:

	2025	2024
Percentage of consolidated net sales:
AN & Nitric acid	39%	41%
Urea ammonium nitrate (UAN)	31%	27%
Ammonia	24%	26%
Other	6%	6%
	100%	100%

For additional information regarding our net sales, operating results and total assets for the past three fiscal years, see the Consolidated Financial Statements included in this report.

Our Strategy

We aim to be a leader in the production of low and no carbon products that build, feed and power the world. We plan to accomplish this goal by leveraging our existing business platform and portfolio of assets to produce low carbon products, utilizing our significant manufacturing expertise and experience in ammonia and hydrogen plant operations, optimizing our liquidity and free cash flows to generate growth, and creating a network of partners that bring additional knowledge, expertise and relationships.

With respect to our current portfolio of products, we pursue a strategy of balancing the sale of product as fertilizer into the agriculture markets at spot prices or short duration pre-sales and developing and maintaining industrial customers that purchase substantial quantities of products, primarily under contractual obligations and/or pricing arrangements that generally provide for the pass through of some raw material and other manufacturing costs. We believe this product and market diversification strategy allows us to have more consistent levels of production compared to some of our competitors and helps reduce the volatility risk inherent in the prices of our raw material and/or the changes in demand for our products.

The strategy of developing and maintaining industrial customers helps to moderate the risk inherent in the agricultural markets where spot sales prices of our agricultural products may not have a correlation to natural gas raw material costs but rather reflect market conditions for like and competing nitrogen sources. This volatility of sales pricing in our agricultural products may, from time to time, compromise our ability to recover our full cost to produce the product. Industrial customers assume the volatility risk associated with the raw material costs and mitigate the effects of seasonality in the agricultural sector. Additionally, the lack of sufficient non-seasonal agricultural sales volume to operate our manufacturing facilities at optimum levels can preclude us from balancing production and storage capabilities. Looking forward, we remain focused on upgrading margins by maximizing downstream production.

Our strategy also includes evaluating further investments in low carbon opportunities, potential acquisitions of strategic assets or companies, joint ventures with other companies and investments in additional production capacity where we believe those acquisitions, joint ventures or expansion of production capacity will enhance the value of the Company and provide appropriate returns.

Key Operating Initiatives for 2026

As discussed in more detail under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Key Operating Initiatives,” we believe our future results of operations and financial condition will depend significantly on our ability to successfully implement the following key initiatives:

•
Invest to Improve Environmental, Health & Safety at our Facilities;
•
Improve the Reliability at our Facilities while Supplying our Customers with Products of the Highest Quality;
•
Advance Productivity Improvement;
•
Continued Optimization and Increase the Breadth of Distribution of our Product Mix; and
•
Grow Our Platform.

As for our liquidity, we had approximately $192.8 million of combined cash and cash equivalents, short-term investments and borrowing capacity at the end of 2025, which we believe provides us with ample liquidity to fund our operations and meet our current obligations. Also see discussions in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Our Competitive Strengths

Strategically Located Chemical Assets

Our business benefits from advantageous locations with logistical and distribution benefits. We have access to the Sunoco LP ammonia pipeline from the Gulf Coast of the United States at our El Dorado Facility, which provides low-cost transportation to distribution points. The El Dorado Facility also has rail access providing favorable freight logistics to our customers and cost advantages when selling a number of our products west of the Mississippi River. Our Cherokee Facility is located east of the Mississippi River, allowing us to reach customers that are not freight logical for our competitors. Our Cherokee Facility sits adjacent to the Tennessee River, providing barge receipt and shipping access, in addition to truck and rail delivery access. Our Pryor Facility is located in the heart of the Southern Plains with strategic rail and truck delivery access.

Advantaged Raw Material Cost Position

We have access to low-cost natural gas in the United States relative to international markets, which allows for significant cost advantages as compared to comparable production facilities in Europe.

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

Looking forward to 2026, we expect demand for our industrial products to remain consistent, despite global economic concerns. Demand for nitric acid is robust domestically, where it is supported by tariffs and preliminary anti-dumping duties on imports of methylene diphenyl diisocyanate (MDI). Demand for AN for use in mining applications is robust across all commodities, particularly with copper and gold, as miners have been maximizing production volumes to take advantage of record prices. AN demand for explosives used in quarrying/aggregate production for infrastructure upgrade and expansion remains steady. Demand for AN in coal is also robust, supporting electricity production and the deferral of coal power plant closures. These factors should continue to support AN demand well into 2026. Economic uncertainty continues to be heightened by the potential impacts of tariffs on global trade flows, consumer prices and production input costs. However, we believe that we have a meaningful degree of downside protection in our industrial business given our diverse customer base, which is almost entirely located in the United States, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

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

We operate the Baytown Facility on behalf of Covestro, and we believe it is one of the largest and most technologically advanced nitric acid manufacturing units in the United States. We operate and maintain this facility pursuant to a long-term operating contract in exchange for a management fee, which is not significant to our results of operations. The term of this agreement runs until October 2029 with options for renewal by mutual agreement between us and Covestro.

Our industrial products sales volumes are dependent upon general economic conditions, primarily in the housing, automotive, and paper industries. Our sale prices generally vary with the market price of ammonia, sulfur or natural gas, as applicable, in our pricing arrangements with customers.

We also produce and sell LDAN and AN solution for use in other applications, which are primarily used to produce AN fuel oil and specialty emulsions for use in explosives in the quarry and the construction industries and for metals mining. We have signed long-term contracts with certain customers that provide for the sale of LDAN and AN solution mostly under natural gas cost pass through pricing arrangements. One of our customers has a plant located at our El Dorado Facility.

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

Looking forward to 2026, ammonia prices currently reflect constrained global inventories resulting from reduced supply from the Middle East and Trinidad, higher cost of production in Europe and delays to the start-up of new production capacity. Supply constraints are expected to ease throughout the first half of 2026. New production in the United States is expected to come online mid-2026, which could pressure pricing in the near term.

Agricultural Products

We produce and sell UAN and ammonia, which are nitrogen-based fertilizers. We sell these agricultural products to farmers, ranchers, fertilizer dealers and distributors primarily in the ranch land and grain production markets in the United States. Our nitrogen-based fertilizers are used to grow food crops, biofuel feedstock crops, and pasture forage for grazing livestock and forage production. We maintain long-term relationships with wholesale agricultural distributors and retailers.

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

Raw Materials

The products we manufacture at our facilities are primarily derived from natural gas. This raw material is a commodity and subject to price fluctuations. Natural gas is the primary raw material for producing ammonia, UAN, nitric acid and acid blends and other products at our El Dorado, Cherokee and Pryor Facilities. During 2025, we purchased approximately 30.5 million MMBtus of natural gas.

The chemical facilities’ natural gas requirements are generally purchased at a first-of-month market price. Periodically, we enter into volume purchase commitments and/or forward contracts to fix the cost of certain expected natural gas requirements primarily to match quantities needed to produce products that have been sold forward. At December 31, 2025, we had natural gas contracts of approximately 0.2 million MMBtus, at an average cost of $4.39 per MMBtu. These contracts extend through March 2026.

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

Customers

The principal customers for our products are distributors and end customers, such as farmers, ranchers, and fertilizer dealers and industrial users. Sales are generated by our internal marketing and sales force. For 2025, five customers accounted for approximately 32% of our consolidated net sales.

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

Human Capital Resources

As of December 31, 2025, we employed 513 persons, 144 of whom are represented by unions under collective bargaining agreements. We have three 3-year union contracts, of which one was ratified in 2024 and the remaining two were ratified in 2025.

Oversight & Management

Our success depends on the capabilities and strength of our workforce. Our Chief Human Resources Officer (“CHRO”) is responsible for developing and executing our human capital strategy, which includes the acquisition, development, and retention of talent, as well as the enhancement of benefits and the overall employee experience to support our business strategy. The CHRO regularly updates our Board of Directors on the operation and status of these human capital initiatives, including the following:

•
Training & Development – We are committed to the continued development of our employees through formal training programs, annual performance reviews, and individualized development action plans. We provide structured training for frontline supervisors and managers focused on foundational leadership capabilities. In addition, we conduct annual talent reviews across all operational business units and corporate functions. The CEO, CHRO, and executive leadership team review talent data annually and identify development actions to support succession planning, continuous improvement, and long-term growth.
•
Engagement – We believe we maintain positive and productive relationships with our employees. To support engagement, we proactively gather feedback through employee discussions, various surveys and focus groups. Based on this feedback, we implement targeted initiatives, such as employee recognition programs and operationally focused communications, designed to enhance engagement. We also conduct annual benefits benchmarking studies to help ensure our benefits remain competitive and continue to add value for employees.
•
Heath, Safety & Environment (“EHS”) – Our EHS Risk Management System focuses on five key elements to ensure risks are managed, and that we continuously improve. This system is guided by an executive committee that provides focus and priority to compliance and industry best practices. The five key elements of our EHS Risk Management System are as follows:
•
Leadership commitment and employee ownership drive a culture of compliance at each business unit.
•
Risk and compliance assessment ensures we evaluate each unique operation, assigning potential risk consequence to events and compliance requirements.
•
Anticipating and controlling impacts is realized through our leading and lagging metrics, such as near miss tracking.
•
A disciplined change management process is executed to evaluate, assess and safely manage changes to operations and compliance requirements.
•
Continuous improvement is rooted in our Core Value: “Make It Better.”

Our operations are committed to EHS Risk Management through investigating events using root cause analysis tools, assigning and tracking corrective actions, shared learning across the organization, developing a robust training program and conducting periodic third-party audits and internal self-assessment to continuously improve.

Government Regulation

Our facilities and operations are subject to numerous federal, state and local laws and regulations regarding environmental, health and safety, including laws and regulations relating to the generation and handling of hazardous substances and wastes, the introduction of new chemicals or substances to the market, the investigation and remediation of contamination, spills or releases and the discharge of pollutants or emissions of regulated substances to the air, water or soils. These laws and regulations provide for certain performance obligations and in some cases require us to obtain and maintain permits for our operations. The failure to comply with these laws and regulations can result in substantial administrative, civil and criminal fines, injunctive relief and criminal sanctions. Compliance with and changes to these laws and regulations may adversely affect our business, results or operations and financial condition.

Certain of these laws and regulations impose strict liability as well as joint and several liability for costs required to remediate and restore sites that we own or operate, that we formerly owned or operated, and where hazardous substances, hydrocarbons, solid wastes or other materials from our operations have been stored, disposed or released, regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken.

We may incur material costs or liabilities in complying with such laws and pay fines or penalties for violation of such laws. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is brought against us. These laws and regulations (including enforcement policies thereunder) have in the past resulted, and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where we disposed our wastes), penalties or other liabilities relating to the handling, manufacture, use, storage, emission, release, discharge or disposal of materials at or from our facilities or the use or disposal of certain of its chemical products. Historically, we have incurred significant expenditures in order to comply with these laws and regulations and are reasonably expected to do so in the future. Changes in these laws and regulations, and changes in the interpretations of such laws and regulations by regulatory bodies impacts the costs of compliance and may impact the demands for our products. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility.

We have obtained and maintain numerous environmental permits and approvals in connection with the operations of our facilities. Changes to our facilities or new facilities or operations may require new or amended permits, and our existing permits require periodic review and renewal. If the regulatory body were to deny or delay issuing a permit or permit amendment or were to modify an existing permit or approval, we could experience a material adverse impact on our ability to operate or the costs of our operations. The requirement to obtain permits and authorizations may also impact our ability to construct new operations or to make changes to existing operations.

Also see discussions concerning our risk factors under “Item 1A. Risk Factors” of this report.

Available Information

We make available free of charge through our Internet website (www.lsbindustries.com) or by calling Investor Relations (405) 510-3524 our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition to the reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, at annual meetings of stockholders, in publicly accessible conferences and investor presentations, and through our website. The information included on our website does not constitute part of this Annual Report on Form 10-K.

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

The price of natural gas in North America is volatile and impacted by geopolitical instability, the level of domestic drilling activity and temporary supply disruption from severe weather events. In addition, future production of natural gas from shale formations could be reduced by regulatory changes that restrict drilling or hydraulic fracturing or increase its cost or by reduction in oil exploration and development prompted by lower oil prices and resulting in production of less associated natural gas. Further, increased demand for natural gas, particularly in the Gulf Coast Region, due to increased industrial demand, increased power generation demand, especially from artificial intelligence data centers, and increased natural gas exports could result in increased natural gas prices.

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

The equipment required for the manufacture of our products is specialized, and the time for replacement of such equipment can be lengthy, resulting in extended downtime in the affected unit. In addition, the cost for such equipment could be influenced by changes in regulatory policies (including tariffs) of foreign governments, as well as the United States laws and policies affecting foreign trade and investment. Although we use various reliability and inspection programs and maintain a significant inventory of spare equipment, which are intended to mitigate the extent of production losses, unplanned outages may still occur. As a result, these planned and unplanned downtime events at our chemical facilities have in the past and could in the future adversely affect our liquidity, operating results and financial condition.

Our operations and the production and handling of our products involve significant risks and hazards.

Our operations are subject to hazards inherent in the manufacture, transportation, storage and distribution of chemical products, including some products that are highly toxic and corrosive. These hazards include, among other things, explosions; fires; severe weather and natural disasters; train derailments, collisions, vessel groundings and other transportation and maritime incidents; leaks and ruptures involving storage tanks, pipelines and rail cars; spills, discharges and releases of toxic or hazardous substances or gases; deliberate sabotage and terrorist incidents; mechanical failures; unscheduled plant downtime; labor difficulties and other risks. Some of these hazards have and may in the future cause bodily injury and loss of life, severe damage to or destruction of property and equipment and environmental damage and may result in suspension of operations for an extended period of time and/or the imposition of civil or criminal penalties and liabilities. We periodically experience minor releases of ammonia related to leaks from our equipment. Similar events may occur in the future. As a result, such events could have a material adverse effect on our results of operations and financial condition.

Our transportation and distribution activities rely on third-party providers, which subject us to risks and uncertainties beyond our control that may adversely affect our operations.

We rely on railroad, trucking, pipeline and other transportation service providers to transport raw materials to our manufacturing facilities, to coordinate and deliver finished products to our storage and distribution system and to ship finished products to our customers. These transportation operations, equipment and services are subject to various hazards, including adverse operating conditions, extreme weather conditions, system failures, work stoppages, equipment and personnel shortages, delays, accidents such as spills and derailments and other accidents and operating hazards.

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

We compete with many United States producers and producers in other countries, including state-owned and government-subsidized entities. Some competitors have greater total resources and are less dependent on earnings from chemical sales, which makes them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Our competitive position could suffer to the extent we are not able to expand our own resources sufficiently either through investments in new or existing operations or through acquisitions, joint ventures or partnerships. An inability to compete successfully could result in the loss of customers, which could adversely affect our sales and profitability.

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

For 2025, five customers accounted for approximately 32% of our consolidated net sales. The loss of, or a material reduction in purchase levels by, one or more of these customers could have a material adverse effect on our business, results of operations, financial condition and liquidity if we are unable to replace one or more customers with other sales on substantially similar terms.

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

As we continue to increase our dependence on information technologies to conduct our operations the risks associated with cybersecurity also increase. Cybersecurity breaches may be the result of, among other things, negligent or unauthorized activity by our employees or by third parties who use cyber-attack techniques involving malware, ransomware, hacking and phishing. Such cyber-attacks continue to increase in frequency and potential harm, and the methods used to gain unauthorized access evolve, making it increasingly difficult to anticipate, prevent, and detect incidents. We rely on our enterprise resource planning software and other information systems, among other things, to manage our manufacturing, supply chain, accounting and financial functions. Additionally, third parties on whose systems we place significant reliance for the conduct of our business are also subject to cybersecurity risks. We are significantly dependent upon internet connectivity and a third-party cloud hosting vendor. We have implemented security procedures and measures in order to protect our information from being vulnerable to theft, loss, damage or interruption from a number of potential sources or events. Although we believe these measures and procedures are appropriate, we may not have the resources or technical sophistication to anticipate, prevent, or recover from rapidly evolving types of cyber-attacks, including the risks from emerging technologies like artificial intelligence. Compromises to our information systems could have an adverse effect on our business, results of operations, liquidity and financial condition.

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

In addition, conditions in the international market for nitrogen fertilizer significantly influence our operating results. The international market for fertilizers is influenced by such factors as the global supply and demand balance for each product and changes in the volume of international trade, the relative value of the United States currency and its impact on the importation of fertilizers, foreign agricultural policies, the existence of, or changes in, import duties (including tariffs, anti-dumping duties and counter-vailing duties) or foreign currency exchange barriers in certain foreign markets and other regulatory policies of foreign governments, as well as the United States laws and policies affecting foreign trade and investment.

For example, the United States government recently announced and, in some cases, implemented tariffs on certain products from various countries, which resulted in certain affected countries imposing or threatening to impose retaliatory or reciprocal tariffs on products from the United States, including agricultural products such as corn. The trade policies and tariff initiatives of the current Presidential administration could adversely affect certain markets within which we operate. Specifically, the imposition of tariffs on agricultural products, including any retaliatory or reciprocal tariffs imposed by other countries, could impact the selling prices of our products or the cost of imported components or equipment used in our capital activities. In addition, such policies could lead to reduced demand for agricultural and consumer products, increase input costs for our customers, and disrupt supply chains.

The ultimate impact of changing trade policies on our business will depend on various factors, including the magnitude, duration and nature of tariffs. While we actively monitor these developments, we may not be able to fully mitigate the adverse impact of potential tariff initiatives or other trade-related disruptions.

In recent years, both the United States and many other countries have experienced higher than normal inflation, which, in turn, lead to increased costs in multiple industry segments, including agriculture and related industries. The persistence of inflation had led central bankers to increase interest rates within their regions although the Federal Reserve has implemented rate cuts during the past year. While inflation has decreased, there remain various factors that can cause prices to rise again. There is no guarantee that current monetary policy will arrest inflationary pressures. Further, these factors, taken together with reduced productivity and constraints on the labor supply could lead to recessionary periods in the regions in which the Company does business. While we will take measures within our control to manage the effects of inflation, higher interest rates and other factors, ultimately, they are outside of our control. Further, the persistence and/or severity of one or more of them could adversely affect our financial performance and/or operations.

An increase of imported nitrogen based products could adversely affect our business.

Russia, Northern Africa and the Middle East have substantial capacity to produce and export fertilizers. Producers in some of these countries and regions also benefit from below-market prices for natural gas, due to government regulation and other factors.

In addition, producers in China have substantial capacity to produce and export ammonia and urea. Depending on various factors, including prevailing prices from other exporters, the price of coal and regulatory policies, including the limitation of export volumes through quotas, higher volumes of urea from China could be imported into the U.S. at prices that could have an adverse effect on the selling prices of other nitrogen products, including the nitrogen products we manufacture and sell.

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

Natural disasters may also directly affect our physical facilities, especially our chemical facilities, or those of our suppliers or customers and could affect our sales, our production capability and our ability to deliver products to our customers. In the past, extreme weather such as severe storms, frigid cold temperatures, flooding and hurricanes affecting the Gulf Coast of the United States have negatively affected our operations and those of our customers. Any future natural disasters affecting the areas in which we or our suppliers or customers operation could negatively affect our business operations and financial performance.

Geopolitical conditions, including political turmoil and volatility, regional conflicts, terrorism and war have negatively affected and could negatively affect United States and foreign companies, the financial markets, the industries where we operate, our operations and our profitability.

Geopolitical events, instability and terrorist attacks in the United States and elsewhere have in the past, and can in the future negatively affect our operations. For example, Russia’s occupation of Ukraine and the ongoing conflict in the Middle East have impacted our operations. While the occupation of Ukraine has had an effect on commodity prices and fertilizer supply (primarily ammonia and urea from Russia), there is no guarantee that the current conflict will not draw military intervention from other countries or further retaliation from Russia, which, in turn, could lead to a much larger conflict. It is possible that production volumes, supply chain and trade routes for our products that are traded globally, and the markets we currently serve, could be further adversely affected, which, in turn, could materially, adversely affect our business operations and financial performance. Instability in the Middle East, especially Iran, and in Venezuela, may impact global energy prices, in particular oil prices. This could impact United States oil and natural gas prices, which, in turn, could materially, adversely affect our business operations and financial performance.

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

For example, we may not be able to maintain a level of cash flows sufficient to pay the principal and interest on our debt, including the $438.6 million principal amount of our 6.25% senior secured notes due 2028 (the “Senior Secured Notes”). In addition, if we were to draw on our Revolving Credit Facility, such borrowings would be at variable rates of interest and expose us to interest rate risk.

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

Our business is subject to numerous health, safety, security and environmental laws and regulations. The manufacture, storage, handling and distribution of chemical products entail health, safety and environmental risks and impose obligations under health, safety and environmental laws and regulations, many of which provide for substantial fines, injunctive relief and potential criminal sanctions for violations. Although we believe we have established processes to monitor, review and manage our businesses to comply with the numerous health, safety and environmental laws and regulations, we previously were, and in the future, may be, subject to fines, penalties, sanctions and injunctive relief for violations and substantial expenditures for cleanup costs and other liabilities relating to the handling, manufacture, use, storage, emission, release, discharge or disposal of wastes, pollutants, effluents, hazardous substances, and other materials at or from our present and former chemical facilities, or where third-party sites where we disposed our wastes. Further, a number of our facilities are dependent on environmental permits to operate, the loss, or inability to renew or modification of which could have a material adverse effect on our ability to operate those facilities and, as a result, a material adverse effect on our results of operations and financial condition. These operating permits are subject to modification, renewal and revocation. In addition, third parties may contest our ability to receive or renew certain permits that we need to operate, which can lengthen the application process or even prevent us from obtaining necessary permits. Delays in obtaining permits or unanticipated permit conditions could delay projects, increase the costs of operations or make operations unfeasible. We regularly monitor and review our operations, procedures and policies for compliance with permits, laws and regulations. Despite these compliance efforts, risk of noncompliance, the risk of loss or modification of permits or changing regulatory or permit interpretation is inherent in the operation of our business.

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

Explosions, release incidents, and/or losses at other chemical facilities that we do not own or operate (such as the April 2013 explosion in West, Texas) could also result in new or additional legislation or regulatory changes, particularly relating to public health, safety or any of the products manufactured and/or sold by us or the inability on the part of our customers to obtain or maintain insurance as to certain products manufactured and/or sold by us, which could have a negative effect on our revenues, cash flow and liquidity.

In summary, new or changed laws and regulations or the inability of our customers to obtain or maintain insurance in connection with any of our chemical products could have an adverse effect on our operating results, liquidity and financial condition.

Additionally, under the Comprehensive Environmental Response, Compensation, and Liability Act or similar state statutes, we may be required to conduct environmental investigation and remediation (and pay for natural resource damages) at presently or formerly owned or operated sites or at sites at which materials from our operations have been disposed or released. Such liability is strict and joint and several, meaning that we may be required to pay a disproportionate share of remediation costs if other responsible parties are unable to pay. Additionally, we could be required to conduct additional cleanup at sites where we previously participated in remediation efforts in response to new information or new regulatory requirements. Although we cannot presently provide a precise estimate of the ultimate cost of the exposure with respect to investigation and remediation obligations, we make accruals as warranted and we do not believe that the reasonably possible range of loss in excess of accruals would be material to our operations. However, given the uncertainties inherent to any estimation of remediation costs, potential changing regulations, the uncertainties of litigation and other factors, the ultimate amounts that we pay or expend could vary significantly from the amount we accrue and have a material impact on our business and operations.

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

The “Secure Handling of Ammonium Nitrate Act of 2007” was enacted by the United States Congress and directs the Department of Homeland Security (“DHS”) to regulate the sale, transfer, and possession of ammonium nitrate. Subsequently, DHS published a notice of proposed rulemaking in 2011 that would require sellers, buyers, their agents and transporters of solid AN and certain solid mixtures containing AN to possess a valid registration issued by DHS, keep certain records, report the theft or unexplained loss of regulated materials, and comply with certain other new requirements. We and others affected by this proposal submitted appropriate comments to DHS regarding the proposed regulation. The regulation was not finalized, and DHS has indicated that its next action, and the timing of such an action, is undetermined. It is possible that DHS could again propose similar or revised requirements. Depending on the provisions of any promulgated regulation by DHS and on our ability to pass these costs to our customers, these requirements may have a negative effect on the profitability of our AN business and may result in fewer distributors who are willing to handle the product.

On August 1, 2013, United States President Obama issued an executive order addressing the safety and security of chemical facilities in response to recent incidents involving chemicals such as the explosion at West, Texas. The President directed federal agencies to enhance existing regulations and make recommendations to the United States Congress to develop new laws that may affect our business. In January 2016, the United States Chemical Safety and Hazard Investigation Board (“CSB”) released its final report on the West, Texas incident. The CSB report identifies several federal and state regulations and standards that could be strengthened to reduce the risk of a similar incident occurring in the future. While the CSB does not have authority to directly regulate our business (beyond accidental release reporting), the findings in this report, and other activities taken in response to the West, Texas incident by federal, state, and local regulators may result in additional regulation of our processes and products.

In 2024, the United States EPA finalized revisions to its Risk Management Program (“RMP”) under Section 112(r) of the Clean Air Act. The revisions are the results of many years of back-and-forth among changing administrations. The current RMP rule includes requirements for certain facilities to perform hazard analyses including a safer technologies and alternatives analysis, an analysis of natural hazards, third-party auditing in certain circumstances, increased transparency (including incident reports and making certain information publicly available), and new emergency response requirements. Although the new rule was effective in 2024, many of the new requirements have a 2027 implementation timeline. The Occupational Safety and Health Administration is likewise considering changes to its Process Safety Management standards. In addition, DHS, the EPA, and the Bureau of Alcohol, Tobacco, Firearms and Explosives updated a joint chemical advisory on the safe storage, handling, and management of AN. While these actions may result in additional regulatory requirements or changes to our operators, it is difficult to predict at this time how these and any other possible regulations, if and when adopted, will affect our business, operations, liquidity or financial results.

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

Greenhouse gas regulation could: increase the price of the electricity and other energy sources purchased by our chemical facilities; increase costs for natural gas and other raw materials (such as ammonia); potentially restrict access to or the use of certain raw materials necessary to produce our chemical products; and require us to incur substantial expenditures to retrofit our chemical facilities to comply with the proposed new laws and regulations regulating greenhouse gas emissions. Federal, state and local governments may also pass laws mandating the use of alternative energy sources, such as wind power and solar energy, which may increase the cost of energy use in certain of our chemical and other manufacturing operations. For example, over time, the EPA has promulgated rules seeking to limit greenhouse gases from electric power plants. Various of these rules have been either struck down in court or repealed with changes in administration. The EPA’s most recent attempt to limit greenhouse gasses from power plants was finalized in 2024 and was subject to immediate legal challenge. Should the rule be upheld, it could result in increased electricity costs and increased operating restrictions.

Laws, regulations or other issues related to climate change could have a material adverse effect on us.

If we, or other companies with which we do business become subject to laws or regulations related to climate change, it could have a material adverse effect on us. The United States may enact new laws, regulations and interpretations relating to climate change, including potential cap-and-trade systems, carbon taxes and other requirements relating to reporting and reduction of carbon footprints and/or greenhouse gas emissions. Other countries have enacted climate change laws and regulations, and the United States has been involved in discussions regarding international climate change treaties, although the continued commitment to such treaties is uncertain under the Trump administration. The federal government and some of the states and localities in which we operate have considered or have enacted certain climate change laws and regulations relating to greenhouse gas emissions or requiring disclosure of greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effect on us to date, they could result in substantial costs, including compliance costs, monitoring and reporting costs and capital. Furthermore, our reputation could be damaged if we violate climate change laws or regulations. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations, liquidity and financial condition. Lastly, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages and changing temperatures. Any of these matters could have a material adverse effect on us.

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

TLB-LSB, LLC (“TLB-LSB”), which is an affiliate of Boehly, beneficially owns, in the aggregate approximately 21% of our outstanding common stock as of December 31, 2025. Additionally, pursuant to the Board Representation and Standstill Agreement, as amended, TLB-LSB has certain board member nomination rights based on the size of our Board and TLB-LSB’s holdings. For as long as TLB-LSB continues to beneficially own a substantial percentage of the voting power of our outstanding common stock, Boehly and his affiliates will continue to have significant influence over us. For example, they will be able to strongly influence the election of all of the members of our Board and our business and affairs, including certain determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of additional indebtedness, the issuance of additional shares of common stock or other equity securities, the repurchase or redemption of shares of our common stock and the payment of dividends.

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

In May 2023, our Board authorized a $150 million stock repurchase program. Total repurchase authority remaining under the repurchase program was $107 million as of December 31, 2025. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing securities, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. Under the repurchase program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be made pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the SEC. The repurchase program does not obligate us to purchase any particular number or type of securities. During 2025, we repurchased approximately 0.3 million shares of common stock at an average cost of $9.15 per share.

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

We have authorized and unissued (including shares held in treasury) approximately 78.3 million shares of common stock and approximately 5.2 million shares of preferred stock as of December 31, 2025. These unissued shares could be used by our management to make it more difficult, and thereby discourage an attempt to acquire control of us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to maintain the security, confidentiality, integrity, and availability of our business systems and commercially sensitive or confidential information. Our business depends on the proper functioning and availability of our information technology platforms, including communications and data processing systems. We are also required to effect electronic transmissions with third parties including clients, vendors and others with whom we do business, and with our Board. We also recognize that, as we continue to increase our dependence on information technologies to conduct our operations, the risks associated with cybersecurity also increase.

We utilize an enterprise-wide risk management process to identify, assess, track and manage risks faced by our organization. The Company’s Enterprise Risk Management Committee (the “ERM Committee”), is designated with the responsibility to direct our risk management program and to execute our risk management strategy, including cyber, technology, and third-party risk. To protect our information systems and operations from risks and to execute our cyber strategy, we use various security processes and technology tools that help identify, investigate, assess, prevent, and resolve potential vulnerabilities and security incidents in a timely manner. These include, but are not limited to, detection, monitoring and reporting processes and tools. Our team uses widely adopted methods and models to identify, evaluate, prioritize, and manage cyber and technology risks and develop and implement related information security safeguards. In partnership with third party advisors and consultants, we conduct regular reviews and tests of our program and leverage audits, penetration and vulnerability testing, cyber risk tabletops and security awareness trainings, and other business resilience exercises to evaluate the effectiveness of our program and improve our security measures. Our information security policies are designed to address current applicable legal requirements and to align with industry-recognized frameworks for cyber risk management. These standards cover physical, administrative, and technical safeguards and address a wide range of current cyber threats, including from third-party service providers. These policies and standards are reviewed and updated on a regular basis in order to respond to the constantly changing threat landscape.

Governance

Our Board of Directors considers cybersecurity to be a business risk and oversees enterprise-wide risks through the Audit Committee. The Audit Committee is designated by the Board with the responsibility for monitoring and reporting on management’s cybersecurity and risk management processes. The ERM Committee is the management-entity designated by the Chief Executive Officer with the responsibility to direct and execute our risk governance and strategy, including cyber and operational risk. This ERM Committee is composed of each of the Company’s Executive Vice Presidents and each of the Company’s Senior Vice Presidents. Our Senior Vice President and Treasurer chairs the ERM Committee. The Vice President for Information Technology (“IT”) leads the information security program, manages cyber governance and incident management.

The Vice President for IT and the Director of Infrastructure and Cybersecurity have over 45 years of combined information technology experience and over a decade of cybersecurity experience. The ERM Committee and Vice President for IT assess cyber risk and provide recommendations for management. The Chair of the ERM Committee and the Vice President for IT brief the Audit Committee regularly. These updates include an overview of cyber risk management activities, cyber threats, and key information security processes and mitigation efforts. The Chair of the Audit Committee provides regular reports to the Board on critical cyber risk and security topics presented to the Audit Committee by management. In addition, informal and ad hoc conversations about cyber risk and industry developments frequently occur among Board members and management.

Incident Management

We have implemented security procedures and measures in order to protect our information from theft, loss, damage or interruption from a number of potential sources or events. LSB maintains and tests an incident response plan that outlines steps for the containment, investigation of, response to and recovery from cybersecurity incidents. The plan also includes information pertaining to roles, responsibilities, and reporting process. This plan is a part of our formal, enterprise-wide crisis management process, which outlines a communication plan with executive leadership as well as guidelines for communication with the Board. During 2025, we did not experience a cybersecurity incident that resulted in a material adverse effect on our business strategy, results of operations, or financial condition; however, there can be no guarantee that we will not experience such an incident in the future. Although we make extensive efforts to maintain the security and integrity of our information systems and technology operations, these systems are subject to the cyber risk of incident or disruption, and there can be no assurance that our security safeguards, and those of our third-party providers, will prevent incidents to our or our third-party providers’ systems that could adversely affect our business. For a discussion of these risks, see “Item 1A. Risk Factors—General Risk Factors.”

ITEM 2. PROPERTIES

Our owned properties consist primarily of production facilities and former wholesale and retail distribution facilities. The following table presents our significant production facilities as of December 31, 2025:

Facility	El Dorado Facility	Cherokee Facility	Pryor Facility
Location	El Dorado, AR	Cherokee, AL	Pryor, OK
Plant Area (acres)	150	160	47
Site Area (acres)	1,400	1,300	104
Site Status	Owned	Owned	Owned
Annual Ammonia Production Capacity (tons)	493,000 (A)	188,000 (B)	246,000 (C)

_____________________________

(A)
The ammonia production capacity is based on 1,350 tons per day of production for the year. The El Dorado Facility did not perform a Turnaround during 2025.
(B)
The ammonia production capacity is based on 515 tons per day of production for the year. The Cherokee Facility did not perform a Turnaround during 2025.
(C)
The ammonia production capacity is based on 675 tons per day of production for the year. The Pryor Facility did not perform a Turnaround during 2025.

For 2025, our facilities produced approximately 826,000 tons of ammonia, an increase from the prior year as a result of no Turnaround activity in 2025 compared to completing two Turnarounds in 2024.

In addition, we currently lease the office space housing our headquarters in Oklahoma City, Oklahoma.

Most of our real property and equipment located at our chemical facilities are pledged as collateral to secure our long-term debt. All of the properties utilized by our businesses are suitable and adequate to meet the current needs of that business and relate to domestic operations.

ITEM 3. LEGAL PROCEEDINGS

Global Industrial Matter

In 2015, the Company received written notice from Global Industrial, Inc. (“Global”) of Global’s intention to assert mechanic liens for labor, service, or materials furnished under certain subcontract agreements for the construction of the ammonia plant (the “Ammonia Plant”) at our El Dorado Facility. Global was a subcontractor of Leidos Constructors, LLC (n/k/a Benham Constructors, LLC, and f/k/a SAIC Constructors, LLC) (“Benham”), the general contractor for the construction of the Ammonia Plant. Leidos Inc. (f/k/a Science Applications International Corporation) (“Leidos Inc.”) and Leidos Engineering, LLC (“Leidos Engineering” and, collectively with Benham and Leidos Inc., the “Leidos Entities”) Benham terminated the services of Global with respect to their work performed at our El Dorado Facility. We are pursuing the recovery of any damage or loss caused by Global’s work performed at our El Dorado Facility through their contract with the Leidos Entities. In March 2016, we were served a summons in a case styled Global Industrial, Inc. d/b/a Global Turnaround vs. Leidos Constructors, LLC et al., in the Circuit Court of Union County, Arkansas (the “Union County Trial Court”), wherein Global sought damages under breach of contract and other claims (the “Action”). At the time of the summons, our accounts payable included invoices totaling approximately $3.5 million related to work performed by Global that is the subject of the claims asserted by Global, but such invoices were not approved by Benham for payment. We requested indemnification from the Leidos Entities under the terms of our contracts, which they denied. As a result, we are seeking reimbursement of legal expenses from the Leidos Entities under our contracts. We are also seeking damages from the Leidos Entities for their wrongdoing during the expansion, including breach of contract, fraud, professional negligence and gross negligence.

During 2018, the Union County Trial Court bifurcated the case into: (1) Global’s claims against the Leidos Entities and LSB and (2) the cross-claims between the Leidos Entities and LSB. Part (1) of the case was tried in the Union County Trial Court. In March 2020, the Union County Trial Court rendered a judgment and then an amended final judgment in April 2020. The amended final judgment awarded Global (i) approximately $7.4 million (including the $3.5 million referred to above) for labor, service and materials furnished relating to the Ammonia Plant on the basis of what the Union County Trial Court called a claim for “nonpayment of invoices,” (ii) approximately $1.3 million for prejudgment interest on the same claim, and (iii) a lien on certain property and foreclosure on the lien to satisfy the monetary obligations of the judgement. In addition, post-judgment interest was set to accrue at the annual rate of 4.25% until the judgment is paid. LSB appealed this judgment and on October 18, 2023, the Arkansas Court of Appeals reversed and remanded. The Arkansas Court of Appeal ruled that the lien was defective and therefore invalid, and that the claim for “nonpayment of invoices” was not a cause of action and reversed and remanded the judgment on that claim. In December 2023, the Arkansas Court of Appeal denied Global’s request for rehearing and the Arkansas Supreme Court declined to hear Global’s appeal. As a result, we do not expect to have any material continuing liability related to this matter and, in 2023, we reversed approximately $9.8 million of payables and accrued liabilities, which related to approximately $2.4 million in pre- and post-judgement accrued interest and $7.4 million of gross plant, property and equipment. These adjustments also impacted our results of operations for the twelve months ended December 31, 2023, through the reversals of approximately $2.4 million of interest expense and of approximately $1.8 million in previously recognized depreciation expense (a component of cost of sales) on the related plant, property and equipment.

In August 2025, the Company and Global reached a settlement where the Company waived all its remaining claims against Global in return for a full release of claims by Global and Global’s dismissal, with prejudice, of its claims against the Company.

The Company intends to vigorously pursue its claims against the Leidos Entities and vigorously contest the cross-claims raised by the Leidos Entities. Trial for the remaining claims in this matter are scheduled to begin at the end of October 2026.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is trading on the New York Stock Exchange under the symbol “LXU.”

Stockholders

As of February 20, 2026, we had approximately 255 record holders of our common stock. This number is based on the actual number of holders registered at such date and does not include holders whose shares are held in “street name” by brokers and other nominees.

Equity Compensation Plans

Discussions relating to our equity compensation plans under Item 12 of Part III are incorporated by reference to our definitive proxy statement which we intend to file with the SEC no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future. Our Board has not made a decision whether or not to pay dividends on our common stock in 2026.

Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025 that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities

During 2025, we repurchased approximately 0.3 million shares at an average cost of $9.15 per share, all of which occurred during the three months ended December 31, 2025.

The following table summarizes the Company’s purchase of its common stock during the three months ended December 31, 2025:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
October 1 - October 31, 2025	—	$—	—	$109,359,096
November 1 - November 30, 2025	170,004	$9.19	170,004	$107,796,806
December 1 - December 31, 2025	132,044	$9.10	132,044	$106,595,023
Total	302,048	$9.15	302,048

_____________________________

1.
On May 8, 2023, the Company announced that our Board authorized a $150 million stock repurchase program. The stock repurchase program is discussed in Item 7. Management Discussion and Analysis – Liquidity and Capital Resources – Capitalization and in Note 1 – Summary of Significant Accounting Policies. The repurchase program does not have an expiration date and can be discontinued at any time.

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

Key Operating Initiatives for 2026

We expect our future results of operations and financial condition to benefit from the following key initiatives:

•
Invest to improve Environmental, Health & Safety at our Facilities. We prioritize high safety standards that not only enable us to protect what matters, which is the well-being of our employees, but also translates into improved plant performance. We remain focused on our safety programs to move closer to attaining zero injuries. We continue to invest additional capital across our facilities to build upon the progress we have made in implementing enhanced safety programs during the last several years.

•
Improve the Reliability at our Facilities while Supplying our Customers with Products of the Highest Quality. Improving the reliability of our facilities while supplying customers with high-quality products remains a key operational focus. We have several initiatives underway aimed at increasing production volumes of ammonia and downstream products through improved operational execution and asset reliability. Progress in these areas is expected to support higher available production and improved unit cost performance over time, while we continue to maintain a strong focus on product quality and customer requirements.
▪
Turnaround Excellence: We will continue to focus on the safe and effective execution of scheduled Turnarounds, with an emphasis on schedule adherence, cost control, and minimizing operational risk. We will continue to apply our standardized Turnaround management practices across all sites, including its revised Turnaround Standard, to support consistent execution and long-term asset reliability.
▪
Mechanical Integrity: We will continue to enhance mechanical integrity through ongoing refinement of our inspection programs, with the objective of reducing fixed equipment failures and unplanned downtime.
▪
Asset Care Strategies: We will continue to advance our machinery and asset care strategies, with a focus on reducing unplanned downtime, optimizing the scope and duration of planned outages, and improving the effectiveness of startup operations.
▪
Culture of Excellence: We will continue to strengthen operational discipline and accountability across the organization, supporting improved productivity and overall operational reliability.
•
Advance Productivity Improvement. We are accelerating productivity improvements through a comprehensive focus on fixed and variable cost optimization, procurement-driven savings, automation, and process changes with multiple initiatives underway to identify, assess, and pursue cost-reduction opportunities.
•
Continued Optimization and Increase the Breadth of Distribution of our Product Mix. We have initiatives underway to increase the distribution of our products within our industrial and agricultural end markets, among other product mix optimization strategies. We believe that these initiatives and strategies, combined with continued expansion of our customer relationships, the robust market analysis capabilities we have developed, and the establishment of in-market tank storage and distribution terminals, will make us more effective in identifying and capitalizing on the most profitable distribution opportunities for our products, while making our financial results more stable and predictable. Additionally, we have completed and are advancing several capital improvement projects with the intention of increasing our sales volumes of higher value downstream products resulting in improvements in our overall profit margins.
•
Grow Our Platform. We continue to evaluate opportunities across all our facilities to increase production capacity through the implementation of several potential debottlenecking and other margin enhancement projects. Additionally, from time to time, we evaluate opportunities to acquire strategic assets or companies where we believe those acquisitions will enhance our value and provide attractive returns to our stockholders. We also consider assets and companies that can provide us with geographic expansion, extend an existing product line, add one or more new product lines, leverage our existing ammonia production capabilities, or complement our existing business lines, among other accretive opportunities.

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

In April 2022, we entered into an agreement with Lapis Carbon Solutions (“Lapis”) to develop a project to capture and sequester CO2 at our El Dorado Facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will invest the majority of the capital required for project development. The project is expected to be completed and operational by the end of 2026, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and sequester approximately 400,000 to 500,000 metric tons of CO2 per year in underground saline aquifers.

The sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured and sequestered. Lapis, as the majority owner of the carbon capture and sequestration equipment, will earn the 45Q tax credits and will pay us a fee for each ton of CO2 captured and sequestered, which we expect to commence at the end of 2026. Once in operation, the sequestered CO2 is expected to reduce our overall scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering approximately 400,000 to 500,000 metric tons of CO2 annually is expected to enable us to produce approximately 305,000 to 380,000 metric tons of low carbon ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. In February 2023, a key milestone was achieved in the advancement of our low carbon ammonia project at El Dorado by filing a pre-construction Class VI permit application with the United States Environmental Protection Agency (the “EPA”). The EPA recognized the application as complete in March 2023 and is currently in the review process. In June 2025, Lapis completed the drilling of a stratigraphic injection well at the El Dorado site and has been gathering data to support the EPA in its continuing technical review of our Class VI application. Lapis resubmitted the pre-construction Class VI permit application to the EPA in December 2025. Once the project receives EPA approval, we intend to use this well for CO2 injections.

Market Outlook

Demand for our industrial products remains consistent, despite global economic concerns. Demand for AN for use in mining applications is robust across all commodities, particularly with copper and gold, as miners, have been maximizing production volumes to take advantage of record prices. AN demand for explosives used in quarrying/aggregate production for infrastructure upgrade and expansion remains steady. Demand for AN in coal is also robust, supporting electricity production and the deferral of coal-fired power plant closures. These factors should continue to support AN demand well into 2026. Demand for nitric acid is robust domestically, where it is supported by tariffs and preliminary anti-dumping duties on imports of methylene diphenyl diisocyanate (MDI). Economic uncertainty continues to be heightened by the potential impacts of tariffs on global trade flows, consumer prices and production input costs. However, we believe that we have a meaningful degree of downside protection in our industrial business given our diverse customer base, which is almost entirely located in the United States, the nature of our contracts and our ability to shift our production mix to products where demand and pricing are strongest.

Ammonia prices currently reflect constrained global inventories resulting from reduced supply from the Middle East and Trinidad, higher cost of production in Europe and delays to the start-up of new production capacity. Supply constraints are expected to ease throughout the first half of 2026. New production in the United States is expected to come online mid-2026, which could pressure pricing in the near term.

Pricing for ammonia derivative fertilizer products remains strong. UAN prices have recently improved, reflecting continued low levels of domestic inventory and constrained supply. Channel inventories remain on the tighter end of the range and are expected to remain this way until late in the second quarter. UAN values are also benefiting from a strengthening in Urea prices.

The outlook for United States corn calls for a small increase in stocks to use as a result of strong 2025 plantings and harvest. We expect to see a reduction in planted acres in 2026 closer to recent averages of 91 million to 93 million acres underpinning nitrogen fertilizer demand levels in line with recent years.

See a more detailed discussion below under “Key Industry Factors” below.

Key Industry Factors

Supply and Demand

Industrial Products - Our industrial products’ sales volumes are dependent upon general economic conditions primarily in the housing, automotive, mining, and paper industries. Nitric acid demand has been robust, reflecting strong domestic production driven by preliminary anti-dumping duties on imported MDI, import tariffs and the resilience of the United States economy. Our sales prices generally vary with the market price of ammonia or natural gas, as applicable, in our pricing arrangements with customers.

Our LDAN and AN solutions are primarily used to produce AN fuel oil and specialty emulsions for use in explosives in the quarry and the construction industries, for metals mining and to a lesser extent, for coal. Demand for AN is also benefiting from high copper and gold prices, which is leading United States producers to maximize mine production volumes, robust quarrying/aggregate production for infrastructure upgrade and expansion along with steady coal production to support electricity production and the deferral of coal power plant closures.

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

Fertilizer - The price at which our agricultural products are ultimately sold depends on numerous factors, including the supply and demand for nitrogen fertilizers which, in turn, depends upon world grain demand and production levels, the cost and availability of transportation and storage, weather conditions, competitive pricing and the availability of imports. Additionally, expansions or upgrades of competitors’ facilities and international and domestic political and economic developments continue to play an important role in the global nitrogen fertilizer industry economics. These factors can affect, in addition to selling prices, the level of inventories in the market which can cause price volatility and affect product margins.

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

According to the World Agricultural Supply and Demand Estimates Report (“WASDE Report”) dated February 10, 2026 (the “February Report”), farmers planted approximately 98.8 million acres of corn in the 2025 planting season, up 8.7% compared to the 2024 planting season. According to the February Report, the USDA estimates the United States ending stocks for the 2025 Harvest will be approximately 54.0 million metric tons, a 37.1% increase from the 2024 Harvest. The USDA's expected yield per acre for the 2025 Harvest is 186.5 bushels, up approximately 4.0% from a year ago.

The following February 2026 estimates are associated with the corn market:

	2026 Crop	2025 Crop		2024 Crop
	(2025 Harvest)	(2024 Harvest)	Percentage	(2023 Harvest)	Percentage
	February Report (1)	February Report (1)	Change (2)	February Report (1)	Change (3)
U.S. Area Planted (Million acres)	98.8	90.9	8.7%	94.6	4.4%
U.S. Yield per Acre (Bushels)	186.5	179.3	4.0%	177.3	5.2%
U.S. Production (Million bushels)	17,021	14,892	14.3%	15,341	11.0%
U.S. Ending Stocks (Million metric tons)	54.0	39.4	37.1%	44.8	20.5%
World Ending Stocks (Million metric tons)	289.0	294.4	(1.8%)	315.3	(8.3%)

_____________________________

(1)
Information obtained from the February Report for the 2025/2026 (“2026 Crop”), 2024/2025 ("2025 Crop") and 2023/2024 (“2024 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
(2)
Represents the percentage change between the 2026 Crop amounts compared to the 2025 Crop amounts.
(3)
Represents the percentage change between the 2026 Crop amounts compared to the 2024 Crop amounts.

According to the February Report, the USDA bumped up domestic corn exports for the 2025 Harvest by 100 million bushels to 3.3 billion bushels, a record for corn exports, and lowering ending stocks. Domestically there were no other changes. The USDA reduced foreign beginning stocks and production with exports increased slightly, reducing projected foreign ending stocks. Projected season-average farm price remained unchanged from the prior month at $4.10 per bushel. From a demand perspective, we believe that corn prices will remain at a level that will further support demand for fertilizers during 2026.

Natural Gas Prices

Natural gas is the primary resource for conversion and manufacturing production of our nitrogen products. In recent years, United States natural gas reserves have increased significantly due to, among other factors, advances in extracting shale gas, which has reduced and stabilized natural gas prices, providing North America with a cost advantage over certain imports. As a result, our competitive position and that of other North American nitrogen fertilizer producers has been positively affected. More recently, higher United States natural gas costs are being driven by rising LNG exports, coupled with increased power-generation and industrial demand.

Historically, we have purchased natural gas either on the spot market, through forward purchase contracts, or a combination of both and have used forward purchase contracts to lock in pricing for a portion of our natural gas requirements. These forward purchase contracts are generally either fixed-price or index-price, short-term in nature and for a fixed supply quantity. We are able to purchase natural gas at competitive prices due to our connections to large distribution systems and their proximity to interstate pipeline systems. At December 31, 2025, we had natural gas contracts of approximately 0.2 million MMBtus, at an average cost of $4.39 per MMBtu. These contracts extend through March 2026. The following table shows the annual volume of natural gas we purchased and the average cost per MMBtu:

	2025	2024
Natural gas volumes (MMBtu in millions)	30.5	28.4
Natural gas average cost per MMBtu	$3.46	$2.30

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Planned downtime, including Turnarounds, and unplanned downtime can adversely affect results of operations through reduced sales volumes, lower fixed cost absorption, and increased repair and maintenance costs, which are expensed as incurred.

We performed major Turnaround activities at our Pryor Facility during the third quarter of 2024 and at our Cherokee Facility during the fourth quarter of 2024. Minor planned outages were executed at our El Dorado Facility in July 2024 to replace the ammonia primary reformer catalyst. We did not perform any major planned ammonia Turnaround events during 2025 at the El Dorado Facility, although a minor Turnaround was completed on our nitric acid plants at our El Dorado Facility during 2025.

Based on our current maintenance schedule, Turnaround activities in 2026 are expected to include an ammonia plant Turnaround at our El Dorado Facility during the second quarter and a full-site Turnaround at our Pryor Facility during the third quarter. Additionally, a minor turnaround on the urea plant at our Cherokee Facility is planned for the third quarter of 2026.

Ammonia Production

Ammonia is the basic product used to produce all of our upgraded products. The ammonia production rates of our plants affect the total cost per ton of each product produced and the overall sales of our products.

Total ammonia production in 2025 was 826,000 tons, which was higher than 2024 production due to improved operating performance and the absence of significant planned Turnarounds during 2025. For 2026, we are targeting total ammonia production of approximately 780,000 tons to 810,000 tons, which reflects planned Turnaround work at our El Dorado and Pryor Facilities in 2026.

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

Consolidated Results for 2025

Our consolidated net sales for 2025 were $615.2 million compared to $522.4 million for 2024. Our consolidated operating income for 2025 was $57.3 million compared to an operating loss of $5.5 million for 2024. The items affecting our operating results are discussed below and under “Results of Operations.”

Items Affecting Comparability of Results

Shift in Production Mix

In 2025, we commenced the transition of our production from fertilizer grade ammonium nitrate (“HDAN”), an agricultural product, to ANS, a product used in industrial and mining applications. The transition was completed during the third quarter of 2025, at which time we ceased production of HDAN. This shift in production mix is consistent with our strategy to transition a portion of our sales from agricultural sales made at spot market pricing, which can be volatile, to sales under multi-year contracts that provide the pass-through of natural gas feedstock costs.

Selling Prices

Our 2025 average selling prices for our UAN and ammonia increased, while AN & Nitric Acid decreased slightly compared to 2024.

Turnaround Activities

We performed major Turnaround activities at our Pryor Facility during the third quarter of 2024 and at our Cherokee Facility during the fourth quarter of 2024. In addition, we executed a minor planned outage at our El Dorado Facility in July 2024 to replace the catalyst in the ammonia plant in order to maximize production rates. In 2025, we executed a minor planned Turnaround on our nitric acid plants at our El Dorado Facility. There were no planned major ammonia Turnarounds in 2025.

Turnaround activities typically adversely affect results of operations, including through lost contribution margin from reduced sales, lower fixed cost absorption due to decreased production, and increased repair and maintenance costs. Turnaround-related costs may be incurred in periods prior to the actual plant shutdown, including costs associated with planning and procurement activities.

Gain on Extinguishment of Senior Secured Notes

During 2025, we repurchased $39.9 million in principal amount of our Senior Secured Notes through open market transactions for approximately $39.5 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million.

During 2024, we repurchased $96.6 million of our Senior Secured Notes through open market transactions for approximately $92.2 million. As a result, we recognized a gain on extinguishment of debt, net of issuance costs, of approximately $3.0 million. The 2024 and 2025 repurchase transactions also served to reduce our interest expense.

Results of Operations

The following is a discussion and analysis of our consolidated results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a discussion and analysis of our consolidated results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, see “Item 7, Management’s Discussion and Analysis and Results of Operations” in our 2024 Form 10-K filed with the SEC on February 27, 2025.

Net sales to unaffiliated customers are reported in the consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table sets forth certain financial information, the increase or decrease between those periods, the percentage increase or decrease between those periods with respect to each line item:

				Percentage
	2025	2024	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$241,530	$212,478	$29,052	14%
Urea ammonium nitrate (UAN)	191,055	139,435	51,620	37%
Ammonia	146,621	136,662	9,959	7%
Other	36,002	33,825	2,177	6%
Total net sales	$615,208	$522,400	$92,808	18%

Gross profit	$104,302	$47,797	$56,505	118%
Depreciation and amortization (1)	81,623	74,260	7,363	10%
Turnaround expense	6,158	37,781	(31,623)	NM
Adjusted gross profit (2)	$192,083	$159,838	$32,245	20%

Selling, general and administrative expense	41,507	41,767	(260)	(1)%
Other expense, net	5,521	11,535	(6,014)	(52)%
Operating income (loss)	57,274	(5,505)	62,779	NM
Interest expense, net	30,657	34,452	(3,795)	(11)%
Loss (gain) on extinguishments of debt	52	(3,013)	3,065	NM
Non-operating other income, net	(5,984)	(10,907)	4,923	(45)%
Provision (benefit) for income taxes	7,936	(6,684)	14,620	NM
Net income (loss)	$24,613	$(19,353)	$43,966	NM

Other information:
Gross profit percentage (3)	17.0%	9.1%	7.9%
Adjusted gross profit percentage (2)(3)	31.2%	30.6%	0.6%
Property, plant and equipment expenditures	$77,461	$92,294	$(14,833)	(16)%

_____________________________

N/M Not meaningful.

(1)
Represents amount classified as cost of sales.
(2)
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

The following tables provide key operating metrics for the fertilizer and major industrial products, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

				Percentage
Product (tons sold)	2025	2024	Change	Change
AN & Nitric Acid	641,404	553,613	87,791	16%
Urea ammonium nitrate (UAN)	549,955	482,775	67,180	14%
Ammonia	315,565	321,300	(5,735)	(2)%
Total	1,506,924	1,357,688	149,236	11%

				Percentage
Gross Average Selling Prices (price per ton)	2025	2024	Change	Change
AN & Nitric Acid	$377	$384	$(7)	(2)%
Urea ammonium nitrate (UAN)	$347	$289	$58	20%
Ammonia	$465	$425	$40	9%

				Percentage
Average Benchmark Prices (price per ton)	2025	2024	Change	Change
Tampa Ammonia Benchmark	$506	$488	$18	4%
NOLA UAN	$319	$233	$86	37%

Net Sales

As noted in the table above, we recorded net sales of $615.2 million in 2025, compared to $522.4 million for 2024, representing an increase of $92.8 million. The increase was primarily driven by higher sales volumes of AN & Nitric Acid and UAN, reflecting improved plant reliability, throughput, and operational efficiency, as well as the absence of major Turnaround activities during 2025. Improved pricing, particularly for UAN, also contributed to the increase in net sales. The price decrease within the AN & Nitric Acid product group was primarily a result of the changing product mix within that group. Ammonia sales declined, in line with our strategy to upgrade ammonia to maximize higher value downstream products like Nitric Acid, AN and UAN.

Gross Profit

As noted in the table above, we recognized a gross profit of $104.3 million for 2025 compared to $47.8 million for 2024, or a $56.5 million increase. Overall, our gross profit percentage was 17.0% for 2025 compared to 9.1% for 2024. Our adjusted gross profit percentage increased to 31.2% for 2025 from 30.6% for 2024.

Our gross profit for 2025 was higher compared to the prior year primarily due to the favorable sales volumes and prices and lower Turnaround expenses. These favorable changes were partially offset by higher natural gas costs.

Selling, General and Administrative (“SG&A”)

Our selling, general and administrative expenses were $41.5 million for 2025, a decrease of $0.3 million compared to 2024. The net decrease was primarily driven by decreases in professional fees, insurance and other miscellaneous expenses items, partially offset by an increase in compensation related expenses.

Other Expense (income), net

Other expense, net, which consists primarily of asset write-downs, was lower in 2025 compared to the prior year. During 2025 and 2024, we recorded asset write-downs of $6.4 million and $11.7 million, respectively. Included in the write-down for 2025 was a $1.5 million impairment on a parcel of land for which we are currently in negotiations to sell. The remaining write-downs for 2025 and for 2024 were primarily related to assets sold or no longer in use.

Interest Expense, net

Interest expense, net for 2025 was $30.7 million compared to $34.5 million for 2024. The decrease was primarily related to a declining balance in the outstanding amount of our Senior Secured Notes as a result of debt repurchases made in recent years. Interest expense was also lower, as we paid off our Secured Financing Agreement due 2025 in August 2025.

Gain on Extinguishment of Debt

In 2025, we repurchased $39.9 million of our Senior Secured Notes through open market transactions for approximately $39.5 million. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million.

In 2024, we repurchased $96.6 million of our Senior Secured Notes through open market transactions for approximately $92.2 million. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a gain on extinguishment of debt of approximately $3.0 million.

Non-operating Other Income, net

Non-operating other income for 2025 was $6.0 million compared to $10.9 million for 2024, primarily relating to interest income earned during both periods from our short-term investments and cash equivalents. Interest income was lower as a result of lower interest rates and a decline in the amount of short-term investments and cash equivalents that we carry.

Provision (benefit) for Income Taxes

The provision for income taxes for 2025 was $7.9 million compared to the benefit for income taxes of $6.7 million for 2024. The resulting effective tax rate for 2025 was 24.4% on pre-tax income compared to 25.7% for 2024 on pre-tax loss. For 2025, the effective tax rate was higher than the statutory rate primarily due to nondeductible compensation expense. For 2024, the effective tax rate was higher than the statutory rate primarily due to changes to valuation allowances and remeasurement of state deferred balances as a result of changes to state apportionment. Also see discussion in Note 6 – Income Taxes.

Liquidity and Capital Resources

The following table summarizes our cash flow activities for 2025 and 2024:

	2025	2024	Change
	(In Thousands)
Net cash flows - operating activities	$95,522	$86,576	$8,946

Net cash flows - investing activities	$(42,356)	$(53,080)	$10,724

Net cash flows - financing activities	$(53,885)	$(114,298)	$60,413

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $95.5 million for 2025 compared to $86.6 million for 2024, a change of $8.9 million. The increase was primarily a result of improved gross profit partially offset by changes in working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $42.4 million for 2025 compared to $53.1 million used by investing activities for 2024, a change of $10.7 million.

For 2025, the net cash used by investing activities primarily related to expenditures for property, plant and equipment of $77.5 million, partially offset by proceeds from net redemptions (i.e. amounts maturing exceeded amounts reinvested) of our short-term investments of $34.5 million.

For 2024, the net cash used by investing activities primarily related to expenditures for property, plant and equipment of $92.3 million, partially offset by proceeds from net redemptions of our short-term investments of $39.4 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $53.9 million for 2025 compared to $114.3 million used for 2024, a change of $60.4 million.

For 2025, the net cash used by financing activities primarily consisted of repurchases of our Senior Secured Notes of $39.5 million, payments on our Secured Financing due 2025 and short-term financing of $24.9 million, repurchases of $2.4 million of common stock and $1.2 million for tax withholding obligations related to the vesting of equity awards partially offset by proceeds from short-term financing of $14.2 million.

For 2024, the net cash used primarily consists of repurchases of our Senior Secured Notes of $92.2 million, payments on other long-term debt and short-term financing of $23.4 million, repurchases of $11.9 million of common stock, and $2.1 million for tax withholding obligations related to the vesting of equity awards, partially offset by proceeds from short-term financing of $16.1 million.

Capitalization

The following table summarizes our total current cash, cash equivalents and short-term investments, long-term debt and stockholders’ equity:

	December 31,
	2025	2024
	(In Millions)
Cash and cash equivalents	$19.5	$20.2
Short-term investments	129.0	164.0
Total cash and cash equivalents and short-term investments	$148.5	$184.2

Revolving credit facility and long-term debt:
Revolving Credit Facility	$—	$—
Senior Secured Notes due 2028 (1)	438.6	478.4
Secured Financing Agreement due 2025	—	8.5
Finance Leases	6.2	3.9
Unamortized debt issuance costs (2)	(3.8)	(5.6)
Total long-term debt, including current portion, net	$441.0	$485.2
Total stockholders' equity	$520.0	$491.6

_____________________________

(1)
See discussion below relating to the debt repurchases.
(2)
Debt issuance costs as of December 31, 2025 and 2024 of approximately $0.5 million and $0.6 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance cost. These costs are included in our consolidated balance sheet in Intangible and other assets, net.

Revolving Credit Facility – In December 2023, we entered into a secured revolving credit facility (the “Revolving Credit Facility”) with the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent. The Revolving Credit Facility provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and is subject to an availability block of $7.5 million, which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions) (the “Availability Block”). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of December 31, 2025 our Revolving Credit Facility was undrawn and had approximately $44.3 million of availability.

The Revolving Credit Facility contains one financial covenant, which requires that, solely if we elect to remove the Availability Block, then we must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The financial covenant, if triggered, is tested monthly. The financial covenant was not triggered as of December 31, 2025.

Senior Secured Notes due 2028 – As of December 31, 2025, we had $438.6 million outstanding in aggregate principal amount of Senior Secured Notes, which originated from the issuance at par of two tranches of $500 million and $200 million in aggregate principal of such notes in October 2021 and March 2022, respectively. During 2025, we repurchased $39.9 million of Senior Secured Notes through open market transactions for approximately $39.5 million and recognized a loss on extinguishment of debt of approximately $0.1 million. During 2024, we repurchased $96.6 million of Senior Secured Notes through open market transactions for approximately $92.2 million and recognized a gain on extinguishment of debt of approximately $3.0 million. The Senior Secured Notes have an interest rate of 6.25%, to be paid semiannually in arrears on May 15th and October 15th, and mature on October 15, 2028.

Secured Financing Agreement due 2025 – During the third quarter of 2025, we paid off the loan by making the final balloon payment of approximately $5 million on a 60-month, $30 million secured financing arrangement with an affiliate of Eldridge Industries, L.L.C.

Finance Leases – Our finance leases consist primarily of leases on railcars. Most of our railcar leases are classified as operating leases.

Capital Expenditures – Our capital expenditures during 2025 relating to plant, property and equipment were $77.5 million compared to $92.3 million in 2024. Of the expenditures in 2025, approximately $52.7 million was spent on projects to sustain our production capacity while approximately $24.8 million was spent on growth initiatives. Our capital expenditures were funded primarily from cash and working capital. We expect capital expenditures to be approximately $75 million for 2026 of which $55 million is expected to be spent on sustaining production with the remainder spent on growth initiatives.

Liquidity – We believe that the combination of our cash and cash equivalents, short-term investments, the availability on our Revolving Credit Facility and our cash flow from operations will be sufficient to fund our anticipated liquidity needs for the next 12 months.

As of December 31, 2025, we had approximately $148.5 million in cash and cash equivalents and short-term investments. Our capital allocation strategy includes, from time to time, seeking to deploy capital through additional share repurchases or the retirement or purchase of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

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

During 2025, we repurchased approximately 0.3 million shares at an average cost of $9.15 per share, all of which occurred during our fiscal quarter ended December 31, 2025. Total repurchase authority remaining under the repurchase program was $106.6 million as of December 31, 2025. The repurchase program does not have a set expiration date, but may be suspended, terminated or modified at any time for any reason.

During 2025, we repurchased $39.9 million in principal amount of our Senior Secured Notes for approximately $39.5 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million. The debt repurchase was intended as a means to deleverage our balance sheet and reduce future interest costs while maintaining a balanced capital allocation strategy that provides an appropriate level of liquidity to fund our operations and future growth opportunities.

Expenses Associated with Environmental Regulatory Compliance

We are subject to numerous federal, state and local laws and regulations, including matters regarding environmental, health and safety matters. As a result, we incurred expenses of $4.1 million in 2025 for environmental compliance, compared to $5.2 million in 2024. For 2026, we expect to incur expenses of approximately $5.8 million for environmental compliance. However, it is possible that the actual costs could be significantly different from our estimates.

Dividends

We have not paid cash dividends on our outstanding common stock in many years, and we do not currently anticipate paying cash dividends on our outstanding common stock in the near future.

Seasonality

We believe sales of fertilizer products to the agricultural industry are seasonal while sales into the industrial sectors generally are less susceptible to seasonal conditions or cycles. The selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets where we distribute the majority of our agricultural products. As a result, we typically increase our inventory of fertilizer products prior to the beginning of each planting season in order to meet the demand for our products. In addition, the amount and timing of sales to the agricultural markets depend upon weather conditions and other circumstances beyond our control. With respect to feedstock cost, we may experience higher cost of natural gas in winter months as a result of increased heating demand combined with the potential of constrained supply during periods of very cold temperatures.

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2025, we have agreed to indemnify the sureties for payments, up to $10.2 million, made by them in respect of such bonds. All of these insurance bonds are expected to remain in place in 2026.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934.

Aggregate Contractual Obligations

As of December 31, 2025 our aggregate contractual obligations are summarized in the following table:

		Payments Due in the Year Ending December 31,
Contractual Obligations	Total	2026	2027	2028	2029	2030	Thereafter
		(In Thousands)
Long-term debt:
Senior Secured Notes	$438,580	$—	$—	$438,580	$—	$—	$—
Finance leases	6,233	760	750	727	747	750	2,499
Total long-term debt	444,813	760	750	439,307	747	750	2,499
Interest payments on long-term debt (1)	71,040	27,844	27,788	14,028	267	211	902
Short-term financing	10,686	10,686	—	—	—	—	—
Operating leases	57,426	11,073	9,850	8,515	7,359	6,704	13,925
Natural gas pipeline commitment (2)	900	720	180	—	—	—	—
Other contractual obligations (3)	6,067	2,786	1,396	1,396	163	163	163
Total	$590,932	$53,869	$39,964	$463,246	$8,536	$7,828	$17,489

_____________________________

(1)
The estimated interest payments are all based on fixed interest rates. As of December 31, 2025, we do not have any outstanding borrowings based on variable interest rates.
(2)
Our proportionate share of the minimum costs to ensure capacity relating to a gathering and pipeline system.
(3)
Includes commitments for utility purchases, natural gas transportation and forward contracts on natural gas.

New Accounting Pronouncements

Refer to Note 1 – Summary of Significant Accounting Policies for recently adopted and issued accounting standards.

Critical Accounting Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingencies and fair values. It is reasonably possible that the estimates and assumptions utilized as of December 31, 2025, could change in the near term. The more critical areas of financial reporting affected by management's judgment, estimates and assumptions include the following:

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

Regulatory Compliance – As discussed under “Item 1. Business–Government Regulation” of this report, we are subject to numerous federal, state, and local laws and regulations, including matters regarding environmental, health and safety matters. We have developed policies and procedures related to regulatory compliance. We must continually monitor whether we have maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. We will also be obligated to manage certain discharge water outlets and monitor groundwater contaminants at our chemical facilities should we discontinue the operations of a facility. Certain conditions exist which may result in a loss, but which will only be resolved when future events occur relating to these matters. We are involved in various environmental matters that require management to make estimates and assumptions, including matters discussed in “Note 7 – Commitments and Contingencies.” As of December 31, 2025 and 2024, liabilities totaling $0.7 million and $0.6 million, respectively, have been accrued relating to these matters. It is also reasonably possible that the estimates and assumptions utilized as of December 31, 2025 could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Income Tax – As discussed under “Income Taxes” in Note 1 – Summary of Significant Accounting Policies and in Note 6 – Income Taxes, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. We establish valuation allowances if we believe it is more-likely-than-not that some or all of deferred tax assets will not be realized. Significant judgment is applied in evaluating the need for and the magnitude of appropriate valuation allowances against deferred tax assets. As of December 31, 2025 and 2024, our valuation allowance on deferred tax assets was $14.3 million and $14.2 million, respectively.

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

The following table reconciles gross profit to adjusted gross profit.

	Year Ended December 31,
	2025	2024
Reconciliation of Gross Profit to Adjusted Gross Profit:	(In Thousands)
Gross profit	$104,302	$47,797
Depreciation and amortization	81,623	74,260
Turnaround expenses	6,158	37,781
Adjusted gross profit	$192,083	$159,838

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations and operating cash flows are affected by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. As of December 31, 2025, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Prices

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, such that these contracts are exempt from the accounting and reporting requirements relating to derivatives. As of December 31, 2025 these contracts included volume purchase commitments with fixed prices of approximately 0.2 million MMBtus of natural gas that cover a period from January 2026 through March 2026. The weighted-average price of the natural gas covered by these contracts was $4.39 per MMBtu, for a total of $0.7 million. Based on strip prices, the weighted-average market price of the fixed contracts was $4.39 per MMBtu for a total of $0.7 million.

Interest Rates

We are exposed to variable interest rate risk with respect to our Revolving Credit Facility. As of December 31, 2025, we had no outstanding borrowings on the Revolving Credit Facility and no other variable rate borrowings.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited LSB Industries, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(the COSO criteria). In our opinion, LSB Industries, Inc.(the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Oklahoma City, Oklahoma

February 26, 2026

ITEM 9B. OTHER INFORMATION

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

Mark T. Behrman, President, Chief Executive Officer and Chairman of the Board of Directors

On October 31, 2025, Mark T. Behrman, our President, Chief Executive Officer and a Chairman of our Board of Directors, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. Behrman, acting through a broker, may sell up to an aggregate of 250,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from January 30, 2026 to February 28, 2027. The plan is scheduled to terminate on February 28, 2027, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Behrman or the broker, or as otherwise provided in the plan.

Other than as described above, during the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company appear immediately following this Part IV:

(a) (2) Financial Statement Schedule

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts	F-27

We have omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in our Consolidated Financial Statements, including the notes to those statements.

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on Form S-3 filed on November 16, 2021

3(ii).1	Second Amended and Restated Bylaws of LSB Industries, Inc., as amended by the December 17, 2024 amendment	Exhibit 3(ii).1 to the Company’s Form 10-K filed on February 27, 2025

4.1	Specimen Certificate for the Company’s Common Stock	Exhibit 4.3 to the Company’s Registration Statement on Form S-3 ASR filed November 16, 2012

4.2	Amended and Restated Section 382 Rights Agreement, dated as of August 22, 2023, between LSB Industries, Inc. and Computershare Trust Company, N.A., as rights agent	Exhibit 4.1 to the Company’s Form 8-K filed August 25, 2023

4.3	First Amendment to Amended and Restated Section 382 Rights Agreement, dated as of May 2, 2024, by and between LSB Industries, Inc. and Computershare Trust Company, N.A., as rights agent	Exhibit 4.1 to the Company’s Form 8-K filed May 3, 2024

4.4	Indenture, dated as of October 14, 2021, among LSB Industries, Inc., the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	Exhibit 4.1 to the Company’s Form 8-K filed October 15, 2021

4.5	Form of 6.250% Senior Secured Notes due 2028 (included in Exhibit 4.4).	Exhibit 4.2 to the Company’s Form 8-K filed October 15, 2021

4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Exhibit 4.17 to the Company’s Form 10-K filed February 24, 2022

10.1+	LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 4.8 to the Company’s Form S-8 filed June 28, 2016

10.2+	Form of Stock Option Agreement under the LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 4.9 to the Company’s Form S-8 filed June 28, 2016

10.3+	Form of Restricted Stock Unit Agreement (Director Award) under the LSB Industries, Inc. 2016 Long Term Incentive Plan)	Exhibit 4.10 to the Company’s Form S-8 filed June 28, 2016

10.4+	Form of Restricted Stock Agreement under the LSB Industries, Inc 2016 Long Term Incentive Plan	Exhibit 4.11 to the Company’s Form S-8 filed June 28, 2016

10.5+	Form of Time-Based Restricted Stock Agreement under the LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 10.4 to the Company’s Form 8-K filed January 3, 2019

10.6+	Form of Performance-Based Restricted Stock Agreement under the LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 10.5 to the Company’s Form 8-K filed January 3, 2019

10.7+	Form of Performance-Based Restricted Stock Unit Agreement under the LSB Industries, Inc. 2016 Long Term Incentive Plan	Exhibit 10.7 to the Company’s Form 10-K filed on February 27, 2025

10.8+	LSB Industries, Inc. 2025 Long Term Incentive Plan	Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on June 25, 2025

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.9+	Form of Restricted Stock Unit Agreement (Directors) under the LSB Industries, Inc. 2025 Long Term Incentive Plan	Exhibit 10.2 to the Company’s Form 10-Q filed July 30, 2025

10.10+	Form of Restricted Stock Unit Agreement (Executive Officers – 2026) under the LSB Industries, Inc. 2025 Long-Term Incentive Plan	Exhibit 10.1 to the Company’s Form 8-K filed February 10, 2026

10.11+	Form of Restricted Stock Unit Agreement (Executive Officers - 2025) under the LSB Industries, Inc. 2025 Long Term Incentive Plan	Exhibit 10.3 to the Company’s Form 10-Q filed July 30, 2025

10.12+	Form of Restricted Stock Unit Agreement (Employees) under the LSB Industries, Inc. 2025 Long Term Incentive Plan	Exhibit 10.4 to the Company’s Form 10-Q filed July 30, 2025

10.13+	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Mark T. Behrman	Exhibit 10.1 to the Company’s Form 8-K filed January 3, 2019

10.14+	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Michael J. Foster	Exhibit 10.3 to the Company’s Form 8-K filed January 3, 2019

10.15+	Employment Agreement, dated December 30, 2018, between LSB Industries, Inc. and Cheryl Maguire	Exhibit 10.2 to the Company’s Form 8-K filed January 3, 2019

10.16+	Severance and Change in Control Agreement, dated April 6, 2020, between LSB Industries, Inc. and Kristy Carver	Exhibit 10.1 to the Company’s Form 10-Q filed May 7, 2020

10.17+	Severance and Change in Control Agreement, dated January 14, 2026, by and between LSB Industries, Inc. and Damien J. Renwick	Exhibit 10.1 to the Company’s Form 8-K filed on January 21, 2026

10.18	Severance and Change in Control Agreement, dated January 14, 2026, by and between LSB Industries, Inc. and Scott D. Bemis	Exhibit 10.2 to the Company’s Form 8-K filed on January 21, 2026

10.19+	Form of Indemnification Agreement (Directors)	Exhibit 10.13 to the Company’s Form 10-K filed on February 27, 2025

10.20+	Form of Indemnification Agreement (Executive Officers)	Exhibit 10.14 to the Company’s Form 10-K filed on February 27, 2025

10.21

Stock Purchase Agreement by and among Consolidated Industries L.L.C. The Climate Control Group, Inc., NIBE Energy Systems Inc. and, solely for purposes of Sections 6.8, 6.19 and 11.15 therein, LSB Industries, Inc., and solely for purposes of Section 11.16 therein, NIBE Industrier AB (publ), dated as of May 11, 2016.

Exhibit 10.1 to the Company’s Form 8-K filed May 13, 2016

10.22

Contract on the supply of Basic Engineering Package, Detail Engineering Package, Tagged Major Equipment and related Advisory Services, between Weatherly Inc. and El Dorado Chemical Company, dated November 30, 2012

Exhibit 99.2 to the Company’s Form 8-K filed December 6, 2012

10.23	Engineering, Procurement and Construction Agreement, dated August 12, 2013, between El Dorado Ammonia L.L.C. and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed August 15, 2013

10.24	Construction Agreement-DMW2, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed November 12, 2013

10.25	Construction Agreement – NACSAC, dated November 6, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.2 to the Company’s Form 8-K filed November 12, 2013

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.26	Engineering, Procurement and Construction Agreement, dated December 31, 2013, between El Dorado Chemical Company and SAIC Constructors, LLC	Exhibit 99.1 to the Company’s Form 8-K filed January 7, 2014

10.27	Engineering, Procurement and Construction Contract, Amendment No. 1 dated October 20, 2015, by and between El Dorado Ammonia LLC and SAIC Constructors, LLC	Exhibit 10.1 to the Company’s Form 8-K filed October 26, 2015

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

10.30

Joinder Agreement to Intercreditor Agreement, dated November 9, 2015, by and among LSB Funding LLC, Wells Fargo Capital Finance, Inc., as ABL Agent, UMB Bank, N.A., as Notes Agent, LSB Industries, Inc. and the guarantors party thereto

Exhibit 10.4 to the Company’s Form 8-K filed November 16, 2015

10.31

Amendment No. 1 to Intercreditor Agreement, dated as of April 25, 2018, among Wells Fargo Capital Finance, LLC, UMB Bank, n.a. and Wilmington Trust, National Association, and acknowledged by LSB Industries, Inc. and the subsidiary guarantors party thereto

Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2018

10.32

Joinder Agreement to Intercreditor Agreement, dated as of October 14, 2021, by Wilmington Trust, National Association, as Notes Trustee, and acknowledged by Wilmington Trust, National Association, as Existing Notes Trustee, Wells Fargo Capital Finance, LLC, LSB

Exhibit 10.1 to the Company’s Form 8-K filed October 15, 2021

10.33

Joinder Agreement to Intercreditor Agreement, dated as of December 21, 2023, by JPMorgan Chase Bank, N.A., as New ABL Agent, and acknowledged by Wells Fargo Capital Finance, LLC, as Existing ABL Agent, Wilmington Trust, National Association, as Notes Agent, LSB Industries, Inc. and the subsidiary guarantors party thereto

Exhibit 10.3 to the Company’s Form 8-K filed December 26, 2023

10.34

Credit Agreement, dated December 21, 2023, by and among LSB Industries, Inc., the other loan parties from time to time party thereto, the lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as the administrative agent

Exhibit 10.1 to the Company’s Form 8-K filed December 26, 2023

10.35	Pledge and Security Agreement dated December 21, 2023, among LSB Industries, Inc., each of the other Guarantors and JPMorgan Chase Bank, N.A., as administrative agent for the secured parties	Exhibit 10.2 to the Company’s Form 8-K filed December 26, 2023

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.36	Registration Rights Agreement by and between LSB Industries, Inc. and LSB Funding LLC, dated as of December 4, 2015	Exhibit 10.4 to the Company’s Form 8-K filed December 8, 2015

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

10.39

Amendment to Board Representation and Standstill Agreement, dated as of October 18, 2018, by and among LSB Industries, Inc., LSB Funding LLC, Security Benefit Corporation, Todd Boehly and the Golsen Holders (as defined therein)

Exhibit 10.2 to the Company’s Form 8-K filed October 19, 2018

10.40	Amendment and Waiver to Board Representation and Standstill Agreement, dated as of September 27, 2021, by and among the Company, the Holder and the other parties thereto	Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2021

10.41	Securities Exchange Agreement, dated July 19, 2021, by and between LSB Industries, Inc. and LSB Funding LLC	Exhibit 10.1 to the Company’s Form 8-K filed July 19, 2021

10.42

Written Consent of LSB Funding LLC approving of the incurrence of indebtedness by LSB Industries, Inc., dated September 22, 2021, as amended September 28, 2021, provided pursuant to the Securities Exchange Agreement, dated as of July 19, 2021, between LSB Industries, Inc. and LSB Funding LLC

Exhibit 10.45 to the Company’s Form 10-K filed February 23, 2023

10.43

Written Consent of LSB Funding LLC approving of the incurrence of indebtedness by LSB Industries, Inc., dated March 2, 2022, provided pursuant to the Securities Exchange Agreement, dated as of July 19, 2021, between LSB Industries, Inc. and LSB Funding LLC

Exhibit 10.47 to the Company’s Form 10-K filed February 23, 2023

10.44	Board Representation Letter Agreement, dated as of August 10, 2022, by and among the Company, LSB Funding LLC, SBT Investors LLC and the other parties thereto	Exhibit 10.1 to the Company’s Form 8-K filed on August 15, 2022

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

10.45	Joinder Agreement to Board Representation and Standstill Agreement, dated November 14, 2023, by and between LSB Industries, Inc. and TLB-LSB, LLC	Exhibit 10.42 to the Company’s Form 10-K filed on March 6, 2024

10.46	Rights Letter Agreement, dated as of August 10, 2022, by and among the Company, LSB Funding LLC and SBT Investors LLC	Exhibit 10.2 to the Company’s Form 8-K filed on August 15, 2022

10.47	Rights Letter Agreement, dated as of November 14, 2023, by and among the Company, LSB Funding LLC, SBT Investors LLC and TLB-LSB, LLC	Exhibit 10.40 to the Company’s Form 10-K filed on February 27, 2025

19.1(a)	LSB Industries, Inc. Insider Trading Policy

21.1(a)	Subsidiaries of the Company

23.1(a)	Consent of Independent Registered Public Accounting Firm

31.1(a)	Certification of Mark T. Behrman, Chief Executive Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

31.2(a)	Certification of Cheryl A. Maguire, Chief Financial Officer, pursuant to Sarbanes-Oxley Act of 2002, Section 302

32.1(a)(b)	Certification of Mark T. Behrman, Chief Executive Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

32.2(a)(b)	Certification of Cheryl A. Maguire, Chief Financial Officer, furnished pursuant to Sarbanes-Oxley Act of 2002, Section 906

97.1(a)	Policy for Recoupment of Incentive Compensation	Exhibit 97.1 to the Company’s Form 10-K filed March 6, 2024

101.INS(a)	Inline XBRL Instance Document

101.SCH(a)	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document

104(a)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

LSB INDUSTRIES, INC.

Dated:	By:	/s/ Mark T. Behrman
February 26, 2026		Mark T. Behrman, President, Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:	By:	/s/ Mark T. Behrman
February 26, 2026		Mark T. Behrman, President and Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Dated:	By:	/s/ Cheryl A. Maguire

February 26, 2026		Cheryl A. Maguire, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated:	By:	/s/ Riccardo Bertocco
February 26, 2026		Riccardo Bertocco, Director

Dated:	By:	/s/ John D. Chandler
February 26, 2026		John D. Chandler, Director

Dated:	By:	/s/ Jonathan S. Bobb
February 26, 2026		Jonathan S. Bobb, Director

Dated:	By:	/s/ Barry H. Golsen
February 26, 2026		Barry H. Golsen, Director

Dated:	By:	/s/ Kanna Kitamura
February 26, 2026		Kanna Kitamura, Director

Dated:	By:	/s/ Steven L. Packebush
February 26, 2026		Steven L. Packebush, Director

Dated:	By:	/s/ Diana M. Peninger
February 26, 2026		Diana M. Peninger, Director

Dated:	By:	/s/ Lynn F. White
February 26, 2026		Lynn F. White, Director

LSB Industries, Inc.

Consolidated Financial Statements

And Schedule for Inclusion in Form 10-K

For the Fiscal Year ended December 31, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of LSB Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LSB Industries, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Oklahoma City, Oklahoma

February 26, 2026

LSB Industries, Inc.

Consolidated Balance Sheets

	December 31,
	2025	2024
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$19,511	$20,230
Short-term investments	128,960	163,971
Accounts receivable	57,609	39,083
Allowance for doubtful accounts	(401)	(323)
Accounts receivable, net	57,208	38,760
Inventories:
Finished goods	16,705	22,382
Raw materials	1,605	2,519
Total inventories	18,310	24,901
Supplies, prepaid items and other:
Prepaid insurance	12,588	14,345
Precious metals	14,538	11,596
Supplies	33,399	31,995
Other	5,380	3,916
Total supplies, prepaid items and other	65,905	61,852
Assets held for sale	3,400	—
Total current assets	293,294	309,714
Property, plant and equipment, net	833,525	847,570
Other assets:
Operating lease assets	45,571	28,727
Intangible and other assets, net	1,149	1,177
Total other assets	46,720	29,904
Total assets	$1,173,539	$1,187,188
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	64,514	82,180
Short-term financing	10,686	12,146
Accrued and other liabilities	29,551	32,192
Current portion of long-term debt	760	9,116
Total current liabilities	105,511	135,634
Long-term debt, net	440,295	476,163
Noncurrent operating lease liabilities	37,668	21,387
Other noncurrent accrued liabilities	535	456
Deferred income taxes	69,557	61,908
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock, $.10 par value per share; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	506,821	504,578
Retained earnings	232,275	207,662
Total stockholders’ equity	748,213	721,357
Less treasury stock, at cost:
Common stock, 19.5 million shares (19.5 million shares at December 31, 2024)	228,240	229,717
Total stockholders' equity	519,973	491,640
Total liabilities and stockholders’ equity	$1,173,539	$1,187,188

See accompanying Notes to the Consolidated Financial Statements.

LSB Industries, Inc.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
	(In Thousands, Except Per Share Amounts)
Net sales	$615,208	$522,400	$593,709
Cost of sales	510,906	474,603	507,449
Gross profit	104,302	47,797	86,260
Selling, general and administrative expense	41,507	41,767	36,580
Other expense (income), net	5,521	11,535	(2,097)
Operating income (loss)	57,274	(5,505)	51,777
Interest expense, net	30,657	34,452	41,136
Loss (gain) on extinguishments of debt	52	(3,013)	(8,644)
Non-operating income, net	(5,984)	(10,907)	(14,611)
Income (loss) before provision (benefit) for income taxes	32,549	(26,037)	33,896
Provision (benefit) for income taxes	7,936	(6,684)	5,973
Net income (loss)	24,613	(19,353)	27,923

Income (loss) per common share
Basic:
Net income (loss)	$0.34	$(0.27)	$0.37
Diluted:
Net income (loss)	$0.34	$(0.27)	$0.37

See accompanying Notes to the Consolidated Financial Statements.

LSB Industries, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Treasury Stock- Common	Total
	(In Thousands)
Balance as of December 31, 2022	91,168	(14,888)	$9,117	$497,179	$199,092	$(189,515)	515,873
Net income					$27,923		27,923
Stock-based compensation				5,353			5,353
Purchase of common stock		(3,094)				(28,510)	(28,510)
Other		(69)		(1,506)		(802)	(2,308)
Balance as of December 31, 2023	91,168	(18,051)	9,117	501,026	227,015	(218,827)	518,331
Net (loss)					(19,353)		(19,353)
Stock-based compensation				6,607			6,607
Purchase of common stock		(1,492)				(12,131)	(12,131)
Other		15		(3,055)		1,241	(1,814)
Balance as of December 31, 2024	91,168	(19,528)	9,117	504,578	207,662	(229,717)	491,640
Net income					24,613		24,613
Stock-based compensation				7,371			7,371
Purchase of common stock		(302)				(2,754)	(2,754)
Other		325		(5,128)		4,231	(897)
Balance as of December 31, 2025	91,168	(19,505)	$9,117	$506,821	$232,275	$(228,240)	$519,973

See accompanying Notes to the Consolidated Financial Statements.

LSB Industries, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$24,613	$(19,353)	$27,923
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	7,650	(6,945)	5,366
Depreciation and amortization of property, plant and equipment	81,930	74,478	68,922
Write-downs of property, plant and equipment	6,434	11,703	3,613
Stock-based compensation	7,371	6,607	5,353
Amortization of short-term investments	525	4,046	(2,289)
Amortization of debt issuance costs, including discounts and premiums	1,562	1,621	1,924
Loss (gain) on extinguishments of debt	52	(3,013)	(8,644)
Other	490	789	(164)
Cash provided (used) by changes in assets and liabilities:
Accounts receivable, net	(18,552)	1,619	35,113
Inventories	6,204	2,946	2,755
Supplies, prepaid items and other	(6,447)	(1,215)	5,528
Accounts payable	(15,164)	13,103	(198)
Other assets and other liabilities	(1,146)	190	(7,681)
Net cash provided by operating activities	95,522	86,576	137,521
Cash flows from investing activities
Expenditures for property, plant and equipment	(77,461)	(92,294)	(67,603)
Proceeds from short-term investments	285,006	310,329	389,856
Purchases of short-term investments	(250,521)	(270,912)	(264,448)
Other investing activities	620	(203)	(405)
Net cash (used) provided by investing activities	(42,356)	(53,080)	57,400
Cash flows from financing activities
Proceeds from revolving debt facility	100	—	—
Payments on revolving debt facility	(100)	—	—
Repurchases of 6.25% senior secured notes	(39,501)	(92,216)	(114,320)
Payments on other long-term debt	(9,274)	(6,045)	(9,536)
Payments of debt-related costs, including extinguishment costs	—	(705)	(94)
Proceeds from short-term financing	14,208	16,144	17,805
Payments on short-term financing	(15,668)	(17,396)	(20,542)
Acquisition of treasury stock, net	(2,439)	(11,904)	(28,305)
Taxes paid on equity awards	(1,211)	(2,176)	(2,666)
Net cash (used) provided by financing activities	(53,885)	(114,298)	(157,658)
Net (decrease) increase in cash, cash equivalents and restricted cash	(719)	(80,802)	37,263
Cash, cash equivalents and restricted cash at beginning of year	20,230	101,032	63,769
Cash, cash equivalents and restricted cash at end of year	$19,511	$20,230	$101,032

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

Stock Repurchase Program – In May 2023, our Board of Directors (our “Board”) authorized a $150 million stock repurchase program. During 2025, we repurchased approximately 0.3 million shares of common stock at an average cost of $9.15 per share for a total of $2.8 million, all of which occurred during the fiscal quarter ended December 31, 2025. Total repurchase authority remaining under the repurchase program was $106.6 million as of December 31, 2025. The repurchase program does not have a specified expiration date and may be suspended, terminated or modified at any time for any reason.

Equity Awards – Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued. For equity awards with only a service condition, the grant date fair value is based on the market price of our common stock and compensation is recognized so long as the service condition is met. For equity awards with a service and performance condition the grant date fair value is based on the market price of our common stock, and compensation is recognized so long as the service condition is met, and it is probable the performance condition will be achieved. For equity awards with a service and market condition, the grant date fair value is based on a Monte Carlo simulation, and compensation cost is recognized so long as the service condition is met without regard to the outcome of the market condition. For equity awards with service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Forfeitures are accounted for as they occur. We may issue new shares of common stock or may use treasury shares to meet the settlement requirements upon vesting of equity awards.

Cash and Cash Equivalents – Investments, which consist of highly liquid investments with original maturities of three months or less, are considered cash equivalents.

Short-Term Investments – Investments, which consist of United States treasury securities with remaining maturity at the time of purchase greater than three months but less than 12 months, are considered short-term investments and are classified as Level 1 under the fair value hierarchy. These investments are classified as held to maturity, and we have no intention nor are we required to sell them prior to maturity. United States treasury bills with remaining maturity at the time of purchase of three month or less are included in cash and cash equivalents. Due to the nature of these investments as United States treasury securities, no impairment is anticipated. See “Note 8 – Derivatives, Hedges and Financial Instruments” for more information regarding our short-term investments.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

and forward-looking assessment, where applicable. We write off accounts receivable when we deem them uncollectible and record recoveries of accounts receivable previously written off when received.

A summary of our accounts receivable - allowance for doubtful accounts activity is presented below:

Accounts receivable - allowance for doubtful accounts:	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
	(In Thousands)
2025	$323	$104	$26	$401

2024	$364	$6	$47	$323

2023	$699	$(164)	$171	$364

Credit is extended to customers based on an evaluation of the customer’s financial condition and other factors. Customer payments are generally due 30 to 60 days after the invoice date. Concentrations of credit risk with respect to trade receivables are monitored and this risk is reduced due to short-term payment terms relating to most of our significant customers. Four customers (including their affiliates) accounted for approximately 34% of our total net receivables as of December 31, 2025.

Inventories – Inventories are stated at the lower of cost (determined using the first-in, first-out basis) or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, transportation or disposal. Finished goods include material, labor, and manufacturing overhead costs.

Inventory reserves associated with cost exceeding net realizable value were not material as of December 31, 2025 and 2024.

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

In 2025, 2024 and 2023, we recorded asset write-downs of $6.4 million, $11.7 million and $3.6 million, respectively. Included in the write-down for 2025 was a $1.5 million impairment on a parcel of land for which we are currently in negotiations to sell. The remaining write-downs for 2025, 2024 and for 2023 were primarily related to assets sold or no longer in use. These write-downs are included in other expense (income), net on our consolidated statements of operations.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Assets Held For Sale – In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell.

During the third quarter of 2025, we entered into purchase and sale agreements for the disposition of real estate and tangible property for two former agricultural retail locations that had ceased operations. We closed on the sale of the first location on October 20, 2025, and closed on the sale of the second location on February 2, 2026. The aggregate purchase price for the real estate and tangible personal property at both locations is approximately $4.2 million.

In December 2025, we received an offer with respect to another parcel of land we own, for which we are currently negotiating a purchase and sale agreement. As the offer price was less than the carrying value of the land at the time, we recorded an impairment as discussed in the preceding paragraph.

Assets classified as held for sale on the consolidated balance sheet as of December 31, 2025, reflect the net book values of the second agricultural retail location that did not close until 2026 and the parcel of land for which a sale is pending.

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

Concentration of Credit Risks for Cash and Cash Equivalents – Financial instruments relating to cash and cash equivalents potentially subject us to concentrations of credit risk. These financial instruments are held by financial institutions within the United States.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

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

Asset Retirement Obligations – In general, we record the estimated fair value of an asset retirement obligation (“ARO”) associated with tangible long-lived assets in the period it is incurred and when there is sufficient information available to estimate the fair value. An ARO associated with long-lived assets is a legal obligation under existing or enacted law, statute, written or oral contract or legal construction. We do not have any assets restricted for the purpose of settling our AROs. As of December 31, 2025 and 2024, our recognized AROs obligations were not material.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Generally, satisfaction occurs when control of the promised goods is transferred to the customer or as services are rendered or completed in exchange for consideration in an amount for which we expect to be entitled. We generally determine transfer of control based on when risk of loss is transferred, which could occur upon loading for transport at our facility or when the product reaches the buyer's destination. Most of our contracts contain a single performance obligation with the promise to transfer a specific product.

Performance obligations from product sales are satisfied at a point in time, however, we have certain performance obligations to perform certain services that are satisfied over a period of time. Revenue is recognized from this type of performance obligation as services are rendered and are based on the amount for which we have a right to invoice, which reflects the amount of expected consideration that corresponds directly with the value of the services performed.

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

Derivatives and Fair Value – In order to mitigate a portion of the commodity price risk associated with natural gas, which we utilize in our manufacturing process, we periodically enter into natural gas forward contracts or volume purchase commitments. Such contracts are required to be accounted for as derivatives under applicable accounting guidance unless they are eligible for and we elect the normal purchase normal sale (“NPNS”) exception. We are eligible for the NPNS exception when these contracts provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business and are documented as such. In general, we have elected the NPNS exception for all such contracts instead of applying derivative accounting to them.

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

Recently Adopted Accounting Pronouncements

ASU 2023-09 - In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on income tax disclosures around effective tax rates and cash income taxes paid. This ASU is to be applied prospectively, with the option to apply the standard retrospectively, for annual periods beginning after December 15, 2024. We adopted this ASU effective December 31, 2025 on a retrospective basis for all prior periods presented in the financial statements with no impacts to our financial condition and results of operations. We do not consider the impact of this update to be material as the improvements are enhancements to existing disclosures in the financial statements.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Recently Issued Accounting Pronouncements

ASU 2024-03 - In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While we are currently evaluating the effect of adopting this ASU on the disclosures in our financial statements, we do not expect this ASU to impact our financial condition and results of operations.

ASU 2025-05 - In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (“ASU 20025-05”). The amendments in this ASU provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from our sales transactions. The practical expedient permits us to assume current conditions as of the balance sheet date that do not change for the remaining life of the current accounts receivable and current contract assets. If the practical expedient is chosen, the ASU provides an accounting policy election allowing us to consider cash collection activity after the balance sheet date when estimating expected credit losses. ASU 2025-05 is effective for us beginning in the fiscal year ending December 31, 2026. While we are currently evaluating the effect of adopting this ASU on the disclosures in our financial statements, we do not expect this ASU to have a material impact on our financial condition and results of operations.

ASU 2025-11 - In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for us beginning in the fiscal year ending December 31, 2027, including interim periods within those fiscal years. While we are currently evaluating the effect of adopting this ASU on the disclosures in our financial statements, we do not expect this ASU to impact our financial condition and results of operations.

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We considered all ASUs issued and outstanding or that became effective since January 1, 2025 through the date of these financial statements and determined them not to be applicable or materially impact our financial statements other than those ASUs specifically addressed above.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

2. Net Income (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per common share:

	2025	2024	2023
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$24,613	$(19,353)	$27,923

Numerator for basic and diluted net income (loss) per common share	$24,613	$(19,353)	$27,923

Denominator:
Denominator for basic net income (loss) per common share - weighted- average shares	71,891	71,971	74,536
Effect of dilutive securities:
Unvested restricted stock and stock units	470	—	564
Dilutive potential common shares	470	—	564
Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	72,361	71,971	75,100

Basic net income (loss) per common share	$0.34	$(0.27)	$0.37

Diluted net income (loss) per common share	$0.34	$(0.27)	$0.37

The following weighted-average shares of securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	2025	2024	2023
	(In Thousands)
Restricted stock and stock units	784	1,156	388
Stock options	—	10	13
	784	1,166	401

3. Property, Plant and Equipment

	Range of useful	December 31,
	lives in years	2025	2024
		(In Thousands)
Machinery, equipment and automotive (1)	3 - 25	$1,365,811	$1,354,654
Buildings and improvements	15 - 30	37,241	38,041
Land improvements	20 - 35	16,142	10,443
Furniture, fixtures and store equipment	3 - 25	3,354	2,648
Construction in progress	N/A	62,498	60,313
Capital spare parts	N/A	37,453	26,652
Land	N/A	2,174	4,838
		1,524,673	1,497,589
Less accumulated depreciation and amortization		691,148	650,019
		$833,525	$847,570

_____________________________

(1) Machinery, equipment and automotive primarily includes the categories of property and equipment and estimated useful lives as follows: processing plants and plant infrastructure (15-25 years); certain processing plant components (3-10 years); and trucks, automobiles, trailers, and other rolling stock (4-7 years).

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

4. Accrued and Other Liabilities

	December 31,
	2025	2024
	(In Thousands)
Accrued payroll and benefits	$9,896	$10,217
Current portion of operating lease liabilities	7,976	7,406
Accrued interest	5,711	6,230
Other	6,503	8,795
	30,086	32,648
Less noncurrent portion	535	456
Current portion of accrued and other liabilities	$29,551	$32,192

5. Long-Term Debt

	December 31,
	2025	2024
	(In Thousands)
Revolving Credit Facility	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25%	438,580	478,440
Secured Financing Agreement due 2025, with an interest rate of 8.88%	—	8,516
Finance Leases	6,233	3,895
Unamortized debt issuance costs (1)	(3,758)	(5,572)
	441,055	485,279
Less current portion of long-term debt	760	9,116
Long-term debt due after one year, net	$440,295	$476,163

_____________________________

(1)
Debt issuance costs as of December 31, 2025 and 2024 of approximately $0.5 million and $0.6 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance cost. They are included in our consolidated balance sheets in Intangible and other assets, net.

Revolving Credit Facility - The Revolving Credit Facility provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and is subject to an availability block of $7.5 million (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions) (the “Availability Block”). The Availability Block is applied against the $75 million maximum. The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of December 31, 2025, our Revolving Credit Facility was undrawn and had approximately $44.3 million of availability.

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

The Revolving Credit Facility contains a financial covenant, which requires that, solely if we elect to remove the Availability Block, then the Borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The financial covenant, if triggered, is tested monthly. The financial covenant was not triggered as of December 31, 2025.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Senior Secured Notes due 2028 - We previously issued at par an aggregate of $700 million principal value of our Senior Secured Notes due 2028 (“Senior Secured Notes”). The Senior Secured Notes, which mature in October 2028, bear interest at a rate of 6.25% paid in arrears on May 15 and October 15 of each year. From time to time, we have engaged in open market repurchases to extinguish a portion of the outstanding balance.

During 2025, we repurchased $39.9 million of our Senior Secured Notes through open market transactions for approximately $39.5 million which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt, net of issuance costs, of approximately $0.1 million.

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

Secured Financing Agreement due 2025 - In August 2020, we entered into a $30 million secured financing arrangement with an affiliate of Eldridge Industries, L.L.C. (“Eldridge”). During the third quarter of 2025, we paid off the loan by making the final balloon payment of approximately $5 million.

Finance Leases - Finance leases consist primarily of leases on railcars.

Maturities of long-term debt for each of the five years after December 31, 2025 are as follows (in thousands):

2026	$760
2027	750
2028	439,307
2029	747
2030	750
Thereafter	2,499
Less: Debt issuance costs	3,758
$441,055

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

6. Income Taxes

Provision (benefit) for income taxes are as follows:

	2025	2024	2023
	(In Thousands)
Current:
Federal	$—	$—	$—
State	286	261	607
Total Current	$286	$261	$607

Deferred:
Federal	$7,963	$(4,908)	$7,767
State	(313)	(2,037)	(2,401)
Total Deferred	$7,650	$(6,945)	$5,366
Provision (benefit) for income taxes	$7,936	$(6,684)	$5,973

The current provision (benefit) for federal and state income taxes shown above includes federal and state income tax after the consideration of permanent and temporary differences between income for U.S. GAAP and tax purposes.

The deferred tax provision (benefit) results from the recognition of changes in our prior year deferred tax assets and liabilities, and the utilization of federal and state net operating loss (“NOL”) carryforwards and other temporary differences. We reduce income tax expense for tax credits in the year they arise and are earned. On December 31, 2025, our gross amount of tax credits available to offset state income taxes was $6.0 million ($4.7 million net of federal benefit). Most of these tax credits carryforward indefinitely. The gross amount of federal tax credits was $8.1 million. These credits carryforward for 20 years and begin expiring in 2034.

In 2025, we utilized approximately $17.3 million and $26.5 million of federal and state NOL carryforwards, respectively, to reduce tax liabilities. In 2024, we utilized approximately $30.8 million and $12.9 million of federal and state NOL carryforwards, respectively, to reduce tax liabilities. In 2023, we utilized approximately $76.7 million and $66.0 million of federal and state NOL carryforwards, respectively, to reduce tax liabilities. On December 31, 2025, we have remaining federal and state tax NOL carryforwards of $226.4 million and $321.2 million, respectively. The federal NOL carryforwards begin expiring in 2037 and the state NOL carryforwards begin expiring in 2026.

We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with federal and state NOLs and federal credits and in conjunction with the IRC Section 382 limitation. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years. Valuation allowances are reflective of our quarterly analysis of the four sources of taxable income, including the calculation of the reversal of existing tax assets and liabilities, the impact of annual utilization limitations of interest expense and net operating losses and our results of operations. Based on our analysis, we believe that it is more-likely-than-not that all of our federal deferred tax assets will be utilized and a portion of our state deferred tax assets will not be able to be utilized. Information relating to our valuation allowance is included in the tables below. In 2025, the provision for income taxes includes a net increase of approximately $0.1 million of state valuation allowance, primarily due to an increase in valuation allowance on state tax credits carryforwards not expected to be utilized, partially offset by the write-off of valuation allowance on expired state tax credits. There is no federal valuation allowance remaining as of December 31, 2025 or 2024.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Deferred tax assets and liabilities include temporary differences and carryforwards as follows:

	December 31,
	2025	2024
	(In Thousands)

Deferred compensation	$3,625	$3,242
Other accrued liabilities	362	168
Lease liability	10,629	6,747
Interest expense carryforward	7,945	12,692
Net operating loss	61,683	66,321
Other	13,275	12,663
Less valuation allowance on deferred tax assets	(14,337)	(14,238)
Total deferred tax assets	$83,182	$87,595

Property, plant and equipment	(139,233)	(139,524)
Right-of-use-assets	(10,612)	(6,731)
Prepaid and other insurance reserves	(2,894)	(3,248)
Total deferred tax liabilities	$(152,739)	$(149,503)

Net deferred tax liabilities	$(69,557)	$(61,908)

All of our income (loss) before taxes relates to domestic operations. Detailed below are the differences between the amount of the provision (benefit) for income taxes and the amount which would result from the application of the federal statutory rate to “Income (loss) before benefit for income taxes.”

	Year Ended December 31,
	2025		2024		2023
	(In Thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. Federal Statutory Tax Rate	$6,835	21.0	$(5,468)	21.0	$7,118	21.0
State and Local Income Tax, Net of Federal (National) Income Tax Effect*	(87)	(0.3)	(1,831)	7.0	(1,922)	(5.7)
Nontaxable or Nondeductible Items:
Nondeductible Compensation	818	2.5	625	(2.4)	595	1.8
Other	370	1.1	(15)	0.1	181	0.5
Other Adjustments	—	—	5	—	1	—
Provision (benefit) for income taxes	$7,936	24.3	$(6,684)	25.7	$5,973	17.6

_____________________________

* State taxes in Arkansas, Nebraska and Iowa for 2025; Iowa, Illinois and Arkansas for 2024; and Arkansas and Oklahoma for 2023 made up the majority (greater than 50 percent) of the tax effect in this category.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	2025	2024	2023
(In Thousands)
Balance at beginning of year	$—	$—	$—
Additions based on tax positions related to the current year	—	—	—
Reductions for tax positions of prior years	—	—	—
Balance at end of year	$—	$—	$—

We expect that the amount of unrecognized tax benefits may change as the result of ongoing operations, the outcomes of audits, and the expiration of statute of limitations. This change is not expected to have a significant effect on our results of operations or financial condition. As of December 31, 2025, there is no remaining uncertain tax position.

We record interest related to unrecognized tax positions in interest expense and penalties in operating other expense. For 2025, 2024 and 2023, there were no accrued interest or penalties associated with unrecognized tax positions.

LSB and certain of its subsidiaries file income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, the 2022–2025 years remain open for all purposes of examination by the United States Internal Revenue Service and

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

other major tax jurisdictions. Additionally, the 2015–2020 years remain subject to examination for determining the amount of NOL and other carryforwards.

Cash income tax payments, net of refunds, consists of the following:

	2025	2024	2023
	(In Thousands)
State Taxes
AL	$(53)	$(65)	$202
CO	*	35	*
FL	75	*	*
IA	*	70	*
IL	*	176	*
MI	38	*	*
MO	38	*	*
NE	40	82	377
TX	240	190	875
Other State Jurisdictions	32	23	235
Total cash taxes paid, net of (refunds)	$410	$511	$1,689

_____________________________

* Taxes paid for this jurisdiction are included in “other” because they are immaterial for that year.

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

Low carbon ammonium nitrate solution agreement – We are a party to an agreement with a customer to supply low carbon ammonium nitrate solution. Under the agreement, we agreed to supply 150,000 tons of low carbon ammonium nitrate solution annually. The initial contract term began in 2025 with a phasing in of the low carbon contracted volume and extends through 2029. The contract may be terminated by mutual written agreement and the customer may terminate upon one year’s written notice subject to certain termination fees.

Outstanding Natural Gas Purchase Commitments – Certain of our natural gas contracts qualify for the NPNS exception under U.S. GAAP and thus are not financial instruments for which we mark-to-market. At December 31, 2025, these contracts included volume purchase commitments with fixed prices of approximately 0.2 million MMBtus of natural gas that cover a period from January 2026 through March 2026. The weighted-average price of the natural gas covered by these contracts was $4.39 per MMBtu, for a total of $0.7 million. Based on strip prices, the weighted-average market price of the fixed contracts was $4.39 per MMBtu for a total of $0.7 million.

We had standby letters of credit outstanding of approximately $0.2 million as of December 31, 2025.

Wastewater Pipeline Operating Agreement – We are party to an operating agreement for the right to use a pipeline to dispose certain wastewater. We are contractually obligated to pay a portion of the annual operating costs of the pipeline, as incurred, which portion is estimated to be $60,000 to $90,000 annually. The initial term of the operating agreement is through December 2053.

Performance and Payment Bonds – We are contingently liable to sureties in respect of certain insurance bonds issued by the sureties in connection with certain contracts entered into by certain subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of December 31, 2025, we have agreed to indemnify the sureties for payments, up to $10.2 million, made by them in respect of such bonds. All of these insurance bonds are expected to remain in place in 2026.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Employment and Severance Agreements - We have employment and severance agreements with several of our officers. The agreements, as amended, provide for annual base salaries, bonuses and other benefits commonly found in such agreements. Based on existing agreements as of December 31, 2025, assuming a termination of employment during a specified period leading up to or following a change in control (as defined in the agreements), we would be required to provide for aggregate payments of $11.7 million. Also see Note 10 – Employee Savings and Stock Purchase Plans, Collective Bargaining Agreements and Executive Benefit Agreement.

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

As of December 31, 2025, our accrued liabilities for environmental matters totaled approximately $0.7 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

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

Other Pending, Threatened or Settled Litigation

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

8. Derivatives, Hedges and Financial Instruments

Natural Gas Contracts

Periodically, we enter into certain forward natural gas contracts or volume purchase commitments which are within the scope of derivative accounting. None of our natural gas contracts throughout 2025, 2024 and 2023 were accounted for as derivatives as we elected the NPNS exception on those contracts. Please see our discussion in Note 1 – Summary of Significant Accounting Policies regarding derivatives.

From time to time, when the Company exceeds the funding threshold in our natural gas purchase commitments, the Company is required to fund cash collateral to our counterparty. As of December 31, 2025, we had no counterparty cash collateral funding requirements.

Financial Instruments

As of December 31, 2025 and 2024, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes in 2024. The fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement while the treasury securities that comprise our cash equivalents and short-term investments are a Level 1. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles and all liabilities.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

	2025		2024
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$439	$436	$478	$461
Short-Term Investments	$129	$129	$164	$164

_____________________________

(1)
Based on a quoted price of 99.5 as of December 31, 2025 and 96.38 as of December 31, 2024.

9. Stock-based Compensation

2025 Long Term Incentive Plan – Our equity award grants during the periods presented below were granted under the 2025 Long Term Incentive Plan (the “2025 Plan”) and the 2016 Long Term Incentive Plan (the “2016 Plan”). The 2025 Plan replaced the 2016 Plan in May 2025. No awards may be granted under the 2025 Plan on and after the tenth anniversary of its effective date. The 2025 Plan is administered by the compensation committee (the “Committee”) of our Board and allows for, among others, the following types of awards: restricted stock, restricted stock units, and other stock and cash-based awards, stock appreciation rights and stock options. No further equity awards may be granted from the 2016 Plan after May 15, 2025, the effective date of the 2025 Plan. As of December 31, 2025, the maximum aggregate number of shares currently authorized for issuance under the 2025 Plan is 4,000,000 shares with 3,907,000 shares available to be issued.

Restricted Stock Units – During 2025, time-based restricted stock units (“RSUs”) and performance-based restricted stock units (“PBRSUs”) were granted to certain executives and employees. The time-based RSUs are service-condition grants and vest in equal annual increments over three years (majority of awards) or in full at the end of three years. The PBRSUs granted in 2025 vest in three years and are based on a market condition. The 2024 and 2023 time-based RSUs and PBRSUs were granted with similar vesting conditions as the grants in 2025. Details of the market and performance conditions are discussed further below.

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

A summary of equity award activity during 2025 is presented below:

	Restricted Stock (1)		Performance-Based Restricted Stock (1)(2)		Restricted Stock Units		Performance Based Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Unvested outstanding beginning of year	—	$—	—	$—	1,062,044	$9.02	626,049	$14.58
Granted	—	$—	—	$—	681,109	$7.95	246,449	$15.12
Vested	—	$—	—	$—	(366,790)	$9.91	(53,234)	$13.23
Cancelled or forfeited	—	$—	—	$—	(105,615)	$7.88	(145,810)	$13.75
Unvested outstanding end of year	—	$—	—	$—	1,270,748	$8.28	673,454	$15.06
Additional Information:
Weighted-average fair value per share/unit granted in 2024		$—		$—		$7.55		$11.85
Weighted-average fair value per share/unit granted in 2023		$—		$—		$10.87		$20.62

	Total Fair Value of Restricted Stock(3)	Total Fair Value of Performance-Based Restricted Stock(3)	Total Fair Value of Restricted Stock Units(3)	Total Fair Value of Performance Based Restricted Stock Units(3)
	In Thousands
Shares/units vested in 2025	$—	$—	$3,074	$482
Shares/units vested in 2024	$2,028	$1,084	$2,263	$—
Shares/units vested in 2023	$3,485	$2,113	$1,343	$—

_____________________________

(1)
We did not grant any restricted stock or performance based restricted stock awards during 2025, 2024 or 2023.
(2)
Upon the change of control event occurring during 2021 such shares of performance-based restricted stock were subject only to the time-based vesting conditions set forth in the applicable award agreement and the 2016 Plan.
(3)
Represents the total fair value of units or shares vested based on closing market prices on the vesting dates.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

The payout on our 2025 PBRSU grants, which vest in three years, is based on our total shareholder return (“TSR”) relative to a peer group. The vesting criteria is measured annually (with a minimum threshold, target and a maximum ceiling) with a final adjustment in the third year. Each annual measurement results in a number of shares that are earned (i.e., “banked”) for the year, with the potential for an upward final adjustment based on the relative three-year cumulative TSR or downward final adjustment due to a vesting cap at target when the cumulative absolute TSR is negative. These awards granted require the grantee to be continuously employed through the end of the term for vesting purposes. The 2024 and 2023 PBRSUs were granted with similar vesting provisions as the 2025 PBRSU grants.

The fair value of our service condition awards are based on the market price of our common stock.

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

	Valuation Date
	January 16, 2025	January 17, 2024	January 25, 2023
Valuation assumptions of market condition PBRSUs
Risk free rate	4.20%	4.03%	3.77%
Volatility	58.41%	69.39%	95.06%
Simulation period	2.95 years	2.95 years	2.93 years
Fair value	$15.12	$11.85	$20.62

Stock Options – We have had no grants or stock-based compensation expense related to stock options during the past three years. We had 13,000 stock options at a weighted average exercise price of $25.66, all of which expired out of the money in November 2024. As of December 31, 2025 there were no stock options outstanding.

Stock-based Compensation Expense – A summary of our stock-based compensation expense recognized and related income tax benefit is presented below:

	Stock Based Compensation
	2025	2024	2023
	(In Thousands)
Stock-based compensation expense - Cost of sales	732	1,046	845
Stock-based compensation expense - Selling, general and administrative expense	6,639	5,561	4,508
Income tax benefit	(1,716)	(1,548)	(1,250)

As of December 31, 2025, unrecognized compensation cost related to outstanding awards was $8,489,000 with a weighted-average remaining vesting period of 1.4 years.

10. Employee Savings and Stock Purchase Plans, Collective Bargaining Agreements and Executive Benefit Agreement

Employee Savings Plans - We sponsor a savings plan under Section 401(k) of the Internal Revenue Code under which participation is available to substantially all full-time employees. For full-time employees not covered by a collective bargaining agreement, beginning in April 2023 we match dollar for dollar of an employee’s active contribution, up to a total of 5% of pre-tax earnings for substantially all full-time employees. Prior to this we matched 50% of an employee’s contribution, up to 8%. For 2025, 2024 and 2023, the amounts contributed to this plan were approximately $2.4 million, $2.3 million, and $1.9 million, respectively.

Employee Stock Purchase Plan - Our 2022 Employee Stock Purchase Plan (“ESPP”), which provides for payroll deductions by employees to purchase LSB stock directly from the Company at a discount to market price. The maximum number of shares reserved and available for issuance under the ESPP shall not exceed 4,500,000 shares. As of December 31, 2025 there were approximately 4,392,000 shares available for subsequent issuance under the ESPP. Eligibility in the ESPP is limited to our employees who have been continuously employed for a period of at least 30 days as of the first day of an offering and satisfy other requirements set forth in the ESPP. The ESPP offering period under the ESPP will be 6 months in duration and commence on the first business day of January and July of each year. Participants in the ESPP are subject to individual limits on (a) percentage of eligible compensation allocated toward purchases; (b) number of shares purchased and (c) in the event the participant holds stock option awards, total fair market value of purchases. The purchase price of each share will be 90 percent of the closing price of a share of our common stock on the exercise date. Shares purchased by the participant are issued from our treasury stock. During 2025, we had two offerings and approximately 43,000 shares were issued from our treasury stock to participants at an average purchase price of $7.32 per share. During 2024, we had

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

two offerings and approximately 32,000 shares were issued from our treasury stock to participants at an average purchase price of $7.85 per share. During 2023, we had two offerings and approximately 24,000 shares were issued from our treasury stock to participants at an average purchase price of $9.59 per share.

Collective Bargaining Agreements - As of December 31, 2025, we employed 513 persons, 144 of whom are represented by unions under collective bargaining agreements. We have three 3-year union contracts of which one was ratified in 2024 and the remaining two were ratified in 2025.

11. Related Party Transactions

As of December 31, 2025 TLB-LSB, LLC, which is an affiliate of Todd Boehly, beneficially owned approximately 15.3 million shares of our outstanding common stock, or approximately 21% of our outstanding common stock.

In August 2025, we paid off our outstanding financing arrangement with an affiliate of Eldridge as discussed in Note 5 – Long-Term Debt.

Pursuant to the terms of the Board Representation and Standstill Agreement, as amended, our Board includes two directors that are employees of affiliates of Todd Boehly. During 2025, 2024 and 2023, we incurred director fees associated with these directors totaling approximately $0.4 million for each respective year.

During 2025, 2024 and 2023, we incurred director fees associated with Barry H. Golsen totaling approximately $0.2 million for each respective year.

12. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	2025	2024	2023
	(In Thousands)
Cash payments (refunds) for:
Interest on long-term debt and other, net of capitalized interest	$29,614	$34,088	$42,921
Capitalized interest	$1,025	$703	$305

Noncash investing and financing activities:
Property, plant and equipment acquired and not yet paid at end of period	$24,361	$26,758	$25,017
Loss (gain) loss on extinguishment of debt	$52	$(3,013)	$(8,644)
Accounts payable associated with debt-related costs	$—	$—	$450

13. Net Sales

Disaggregated Net Sales

As discussed in Note 1 – Summary of Significant Accounting Policies, we primarily derive our revenues from the sales of various chemical products. The following table presents our net sales disaggregated by certain of our products, which disaggregation is consistent with other financial information utilized or provided outside of our consolidated financial statements:

	2025	2024	2023
	(In Thousands)
Net sales:
AN & Nitric Acid	$241,530	$212,478	$221,818
Urea ammonium nitrate (UAN)	191,055	139,435	154,206
Ammonia	146,621	136,662	166,581
Other	36,002	33,825	51,104
Total net sales	$615,208	$522,400	$593,709

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

Other Information

Although most of our contracts have an original expected duration of one year or less, for our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 37 months as of December 31, 2025.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for volume shortfall charges and product shipments. We had a minimal amount and approximately $1.1 million of contract liabilities as of December 31, 2025 and 2024, respectively, which are reflected as accrued liabilities in our consolidated balance sheets. During 2025 and 2024, deferred revenues of $1.1 million and $0.8 million, respectively, were recognized and included in the balance as of December 31, 2025 and 2024. Our contract assets consist of unconditional rights to payment from our customers, which are reflected as accounts receivable in our consolidated balance sheets.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. As of December 31, 2025, we have remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and contracts with variable consideration for which we have elected the practical expedient for consideration recognized in revenue as invoiced. The remaining performance obligations total approximately $139.7 million, of which approximately 65% of this amount relates to 2026 through 2028, approximately 19% relates to 2029 through 2030, with the remainder thereafter.

14. Leases

Our leasing activity primarily consists of leasing railcars and office space, which includes leasing the office space housing our headquarters in Oklahoma City, Oklahoma. We have in excess of 1,200 railcars under lease. Typically, the initial term of our railcar leases ranges from 2 years to 10 years, and the majority do not include any renewal options. Most of our railcar leases are operating leases with a limited number classified as finance leases.

From time to time, when we have excess freight capacity, we may sublease a portion of our railcars fleet on a short term basis to other parties. The income for these subleases is recorded as a component of “Other (income) expense, net” in our consolidated statements of operations.

	2025	2024	2023
	(Dollars In Thousands)
Components of lease expense:
Operating lease cost	$11,807	$12,056	$11,071
Short-term lease cost	5,926	7,537	3,399
Other cost (1)	1,363	836	391
Sublease income	(154)	(853)	(5,632)
Total lease cost	$18,942	$19,576	$9,229
Supplemental cash flow information related to leases:
Operating cash flows from operating leases	$11,430	$11,878	$10,948
Operating cash flows from finance leases	420	213	78
Financing cash flows from finance leases	758	429	231
Cash paid for amounts included in the measurement of lease liabilities	$12,608	$12,520	$11,257

Right-of-use assets obtained in exchange for new operating lease liabilities	$25,492	$13,636	$11,969

Right-of-use assets obtained in exchange for new finance lease liabilities	$3,097	$3,371	$46

Other lease-related information:
Weighted-average remaining lease term - operating leases (in years)	6.5	4.9	4.3
Weighted-average remaining lease term - finance leases (in years)	7.9	7.3	4.0
Weighted-average discount rate - operating leases	7.60%	7.94%	8.26%
Weighted-average discount rate - finance leases	7.48%	7.54%	7.53%

_____________________________

(1)
Includes variable lease costs, finance lease interest and amortization costs.

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

As of December 31, 2025, future minimum lease payments due under Accounting Standards Codification 842, Leases, are summarized by fiscal year in the table below:

	Operating Leases	Finance Leases
	(In Thousands)
2026	$11,073	$1,193
2027	9,850	1,126
2028	8,515	1,049
2029	7,359	1,014
2030	6,704	961
Thereafter	13,925	2,879
Total lease payments	57,426	8,222
Less imputed interest	(11,782)	(1,989)
Present value of lease liabilities	$45,644	$6,233

LSB Industries, Inc.

Notes to Consolidated Financial Statements (continued)

15. Segment

We are engaged in the manufacture and sale of nitrogen based chemical products. We manufacture and distribute products in four facilities; three of which we own and one of which we operate on behalf of a third party. Please see “Nature of business” in Note 1-Summary of Significant Accounting Policies for a description of our products and customers.

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

We have determined that the chief operating decision maker (“CODM”) function is held by our Chief Executive Officer, Mark Behrman, and our Chief Financial Officer, Cheryl Maguire.

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

Information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment's assets:

	2025	2024	2023
	(In Thousands)
Net sales	$615,208	$522,400	$593,709
Less:
Cost of sales excluding depreciation, amortization and turnaround expense	423,125	362,562	436,634
Depreciation and amortization	81,623	74,260	68,385
Turnaround expense	6,158	37,781	2,430
Total cost of sales	510,906	474,603	507,449
Selling, general and administrative
Wages and benefits	25,627	23,191	20,403
Other selling general and administrative	15,880	18,576	16,177
Total selling general and administrative	41,507	41,767	36,580
Interest expense	30,657	34,452	41,136
Loss (gain) on extinguishments of debt	52	(3,013)	(8,644)
Loss from asset write-down and disposals	6,434	11,703	3,613
Income tax provision (benefit)	7,936	(6,684)	5,973
Other segment items (a)	(6,897)	(11,075)	(20,321)
Segment net income (loss)	24,613	(19,353)	27,923

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—
Consolidated net income (loss)	$24,613	$(19,353)	$27,923

_____________________________

(a) For the periods presented, amount consisted primarily of interest and sublease income.

The measure of our chemical business assets is reported on the balance sheet as total consolidated assets.

All our long-lived assets are located in the United States and substantially all net sales are to customers in the United States.

In each of 2025, 2024 and 2023 we had one customer whose net sales accounted for more than 10% of our total net sales. Net sales to this customer were 12%, 16% and 14% of total net sales, in 2025, 2024 and 2023, respectively.

LSB Industries, Inc.

Schedule II - Valuation and Qualifying Accounts

Years ended December 31, 2025, 2024, and 2023

Description (1)	Balance at Beginning of Year	Additions- Charges to (Recovery of) Costs and Expenses	Deductions- Write- offs/Costs Incurred	Balance at End of Year
	(In Thousands)
Accounts receivable - allowance for doubtful accounts:
2025	$323	$104	$26	$401

2024	$364	$6	$47	$323

2023	$699	$(164)	$171	$364

Deferred tax assets - valuation allowance:
2025	$14,238	$2,876	$2,777	$14,337

2024	$15,175	$(754)	$183	$14,238

2023	$14,916	$274	$15	$15,175

_____________________________

(1)
Reduction in the consolidated balance sheet from the related assets to which the reserve applies.

Other valuation and qualifying accounts are detailed in our notes to consolidated financial statements.