Form 10-Q
period 2026-03-31
LSB INDUSTRIES, INC.
filed 2026-04-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant's common stock was 71,922,085 shares as of April 24, 2026.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at March 31, 2026 is unaudited)

	March 31, 2026	December 31, 2025
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$20,641	$19,511
Short-term investments	161,042	128,960
Accounts receivable	52,864	57,609
Allowance for doubtful accounts	(363)	(401)
Accounts receivable, net	52,501	57,208
Inventories:
Finished goods	20,906	16,705
Raw materials	2,334	1,605
Total inventories	23,240	18,310
Supplies, prepaid items and other:
Prepaid insurance	8,953	12,588
Precious metals	15,793	14,538
Supplies	34,080	33,399
Other	4,051	5,380
Total supplies, prepaid items and other	62,877	65,905
Assets held for sale	1,000	3,400
Total current assets	321,301	293,294
Property, plant and equipment, net	825,572	833,525
Other assets:
Operating lease assets	43,416	45,571
Intangible and other assets, net	1,068	1,149
Total other assets	44,484	46,720
Total assets	$1,191,357	$1,173,539
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	62,465	64,514
Short-term financing	7,186	10,686
Accrued and other liabilities	34,143	29,551
Current portion of long-term debt	770	760
Total current liabilities	104,564	105,511
Long-term debt, net	440,433	440,295
Noncurrent operating lease liabilities	35,774	37,668
Other noncurrent accrued and other liabilities	535	535
Deferred income taxes	67,102	69,557
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $.10 par value per share; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	507,655	506,821
Retained earnings	251,960	232,275
	768,732	748,213
Less treasury stock, at cost:
Common stock, 19.3 million shares (19.5 million shares at December 31, 2025)	225,783	228,240
Total stockholders' equity	542,949	519,973
Total liabilities and stockholders’ equity	$1,191,357	$1,173,539

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In Thousands, Except Per Share Amounts)
Net sales	$169,487	$143,432
Cost of sales	133,693	129,048
Gross profit	35,794	14,384

Selling, general and administrative expense	13,825	10,153
Other income, net	(1,187)	(237)
Operating income	23,156	4,468
Interest expense, net	7,117	8,064
Non-operating other income, net	(1,516)	(1,673)
Income (loss) before income taxes	17,555	(1,923)
Benefit for income taxes	(2,130)	(283)
Net income (loss)	$19,685	$(1,640)

Net income (loss) per common share:
Basic:
Net income (loss)	$0.27	$(0.02)

Diluted:
Net income (loss)	$0.27	$(0.02)

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2025	91,168	(19,505)	$9,117	$506,821	$232,275	$(228,240)	$519,973
Net income					19,685		19,685
Stock-based compensation				4,788			4,788
Vesting of equity compensation		338		(3,954)		3,954	—
Shares withheld upon vesting of equity compensation		(152)				(1,497)	(1,497)
Balance at March 31, 2026	91,168	(19,319)	$9,117	$507,655	$251,960	$(225,783)	$542,949

Balance at December 31, 2024	91,168	(19,528)	$9,117	$504,578	$207,662	$(229,717)	491,640
Net (loss)					(1,640)		(1,640)
Stock-based compensation				1,733			1,733
Vesting of equity compensation		369		(4,344)		4,344	—
Shares withheld upon vesting of equity compensation		(133)				(1,170)	(1,170)
Balance at March 31, 2025	91,168	(19,292)	$9,117	$501,967	$206,022	$(226,543)	$490,563

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Cash flows from operating activities
Net income (loss)	$19,685	$(1,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(2,455)	(336)
Depreciation and amortization of property, plant and equipment	20,919	20,152
Stock-based compensation	4,788	1,733
Other	(1,215)	159
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	4,745	(13,112)
Inventories	(4,322)	(338)
Prepaid insurance	3,635	4,229
Supplies, prepaid items and other	(1,846)	(1,552)
Accounts payable	1,994	(16,836)
Accrued interest	6,470	7,208
Customer deposits	28	10,211
Other assets and other liabilities	(629)	(3,042)
Net cash provided by operating activities	51,797	6,836

Cash flows from investing activities
Expenditures for property, plant and equipment	(16,976)	(20,867)
Proceeds from short-term investments	73,819	64,561
Purchases of short-term investments	(105,745)	(49,037)
Other investing activities	3,422	72
Net cash used by investing activities	(45,480)	(5,271)

Cash flows from financing activities
Payments on other long-term debt	—	(1,624)
Payments on short-term financing	(3,500)	(3,971)
Taxes paid on equity awards	(1,497)	(1,170)
Other financing activities	(190)	—
Net cash used by financing activities	(5,187)	(6,765)

Net increase (decrease) in cash and cash equivalents	1,130	(5,200)

Cash and cash equivalents at beginning of period	19,511	20,230
Cash and cash equivalents at end of period	$20,641	$15,030

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

All references to “LSB Industries,” “LSB,” the “Company,” “we,” “us,” and “our” refer to LSB Industries, Inc. and its subsidiaries on a consolidated basis, except where the context makes clear that the reference is only to LSB Industries, Inc. itself and not its subsidiaries. The accompanying unaudited condensed consolidated interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”), filed with the SEC on February 26, 2026. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three months ended March 31, 2026 and 2025 and the Company’s financial position as of March 31, 2026.

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

Equity Awards – Equity award transactions with employees are measured based on the estimated fair value of the equity awards issued. For equity awards with only a service condition, the grant date fair value is based on the market price of our common stock and compensation is recognized so long as the service condition is met. For equity awards with simultaneous service, market and performance conditions, the grant date fair value is based on a Monte Carlo simulation, and compensation is recognized so long as the service condition is met and it is probable the performance condition will be achieved without regard to the outcome of the market condition. For equity awards with a service and market condition, the grant date fair value is based on a Monte Carlo simulation, and compensation cost is recognized so long as the service condition is met, without regard to the outcome of the market condition. For equity awards with service conditions that have a graded vesting period, we recognize compensation cost on a straight-line basis over the requisite service period for the entire award. Forfeitures are accounted for as they occur.

On February 10, 2026, we entered into a side letter agreement (the “Side Letter”) with our Chief Executive Officer, Mark T. Behrman, which modifies all of Mr. Behrman’s outstanding equity awards to incorporate qualifying retirement provisions. Pursuant to the Side Letter, upon a qualifying retirement, all of Mr. Behrman’s outstanding time-based restricted stock units (“RSU”) will accelerate and vest in full. Additionally, all outstanding performance-based RSUs will accelerate and vest at the greater of (i) target or (ii) actual performance through the retirement date, as determined by our Compensation Committee of the Board of Directors. For the purposes of the Side Letter, a “qualifying retirement” is defined as a voluntary retirement occurring (i) on or after age 63 with at least five years of service, (ii) more than one year after the applicable grant date, and (iii) absence of any determination by us of grounds for termination for cause. All future equity awards granted to Mr. Behrman shall also include the same qualifying retirement provisions, unless otherwise agreed in writing by us and Mr. Behrman.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Upon the execution of the Side Letter, Mr. Behrman met the criteria for a qualifying retirement with respect to his equity awards granted in 2024 and 2025. As a result of the shortened amount of time that Mr. Behrman would be required to serve in order to be eligible for vesting, we accelerated recognition of the remaining compensation cost associated with those grants in the amount of $3.1 million during the first quarter of 2026. The modification impacted the timing of expense recognition for the impacted awards by bringing it forward but did not increase total compensation cost.

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

For the three months ended March 31, 2026, we recorded asset write-downs in the amount of $0.3 million. For the three months ended March 31, 2025, we recorded asset write-downs in the amount of $0.1 million. These asset write-downs are included in “Other (income) expense, net” on our condensed consolidated statements of operations.

Assets Held For Sale – In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell.

During the third quarter of 2025, we entered into purchase and sale agreements for the disposition of real estate and tangible property for two former agricultural retail locations that had ceased operations. We closed on the sale of the first location on October 20, 2025, and closed on the sale of the second location on February 2, 2026. The aggregate purchase price for the real estate and tangible personal property at both locations was approximately $4.2 million.

In December 2025, we received an offer with respect to another parcel of land we own, for which we are currently negotiating a purchase and sale agreement. As the offer price was less than the carrying value of the land at the time, we recorded an impairment of $1.5 million on the parcel of land.

Assets classified as held for sale on the condensed consolidated balance sheet as of March 31, 2026, reflect the net book value of the parcel of land for which a sale is pending.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

From time to time when we have excess freight capacity, we may sublease a portion of our railcars fleet on a short-term basis to other parties. The income from these subleases is recorded as a component of “Other income, net” in our condensed consolidated statements of operations. For the three months ended March 31, 2026 and 2025, sublease income was not material.

As of March 31, 2026, we had an executed operating lease for railcars with a lease that has not yet commenced. The lease has a term greater than one year, with aggregate lease payments of approximately $10.2 million.

Recently Adopted Accounting Pronouncements

ASU 2025-05 - In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this ASU provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from our sales transactions. The practical expedient permits us to assume current conditions as of the balance sheet date that do not change for the remaining life of the current accounts receivable and current contract assets. Public business entities are not permitted to elect the optional accounting policy to consider subsequent cash collections. We adopted ASU 2025‑05 on January 1, 2026, on a prospective basis. The adoption did not have a material impact on our condensed consolidated financial statements. No changes were made to our credit‑loss estimation methodologies.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recently Issued Accounting Pronouncements

ASU 2024-03 - In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires an entity to disclose the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. It also requires an entity to include certain amounts that are already required to be disclosed under current U.S. GAAP in the same disclosure. Additionally, it requires an entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and to disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. An entity may apply the amendments prospectively for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. While we are currently evaluating the effect of adopting this ASU on the disclosures in our financial statements, we do not expect this ASU to impact our financial condition and results of operations.

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

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We considered all ASUs issued and outstanding or that became effective since January 1, 2026 through the date of these financial statements and determined them not to be applicable or materially impact our financial statements other than those ASUs specifically addressed above.

2. Net Income (Loss) per Common Share

	Three Months Ended March 31,
	2026	2025
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income (loss)	$19,685	$(1,640)
Numerator for basic and diluted net income (loss) per common share	$19,685	$(1,640)

Denominator:
Denominator for basic net income (loss) per common share - adjusted weighted-average shares	72,077	71,837
Effect of dilutive securities:
Unvested restricted stock and stock units	988	—
Dilutive potential common shares	988	—
Denominator for diluted net income (loss) per common share - adjusted weighted-average shares	73,065	71,837

Basic net income (loss) per common share	$0.27	$(0.02)

Diluted net income (loss) per common share	$0.27	$(0.02)

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following securities were not included in the computation of diluted net income (loss) per common share as their effect would have been antidilutive:

	Three Months Ended March 31,
	2026	2025

Restricted stock and stock units	263,446	2,030,647
	263,446	2,030,647

3. Accrued and Other Liabilities

	March 31, 2026	December 31, 2025
	(In Thousands)
Accrued interest	$12,563	$5,711
Current portion of operating lease liabilities	7,716	7,976
Accrued payroll and benefits	6,980	9,896
Other	7,419	6,503
	34,678	30,086
Less noncurrent portion	535	535
Current portion of accrued and other liabilities	$34,143	$29,551

4. Long-Term Debt

Our long-term debt consists of the following:

	March 31, 2026	December 31, 2025
	(In Thousands)
Revolving Credit Facility (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	438,580	438,580
Finance Leases (C)	6,046	6,233
Unamortized debt issuance costs (1)	(3,423)	(3,758)
	441,203	441,055
Less current portion of long-term debt	770	760
Long-term debt due after one year, net	$440,433	$440,295

_____________________________

(1)
Debt issuance costs as of March 31, 2026 and December 31, 2025 of approximately $0.4 million and $0.5 million, respectively, relating to our Revolving Credit Facility (defined below) are not included in Unamortized debt issuance costs. Such costs are included in our condensed consolidated balance sheet in “Intangible and other assets, net.”
(A)
The revolving credit facility pursuant to a credit agreement, dated December 21, 2023, between us, the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and is also subject to an availability block of $7.5 million (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions) (the “Availability Block”). The Availability Block is applied against the $75 million maximum. The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of March 31, 2026, our Revolving Credit Facility was undrawn and had approximately $59 million of availability, based on our eligible collateral.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

LSB Industries, Inc. and all of its subsidiaries (collectively, the “Borrowers”) are co-borrowers under the Revolving Credit Facility. Obligations under the Revolving Credit Facility are secured by a first priority security interest in substantially all of our current assets, including accounts receivable and inventory, subject to certain exceptions.

The Revolving Credit Facility contains a financial covenant, which requires that, solely if we elect to remove the Availability Block, then the Borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The financial covenant, if triggered, is tested monthly. The financial covenant was not triggered as of March 31, 2026.

(B)
We previously issued at par an aggregate total of $700 million principal value of our Senior Secured Notes due 2028 (“Senior Secured Notes”). The Senior Secured Notes, which mature in October 2028, bear interest at a rate of 6.25% paid in arrears on May 15 and October 15 of each year. From time to time, we have engaged in open market repurchases to extinguish a portion of the outstanding balance. We did not repurchase any of our Senior Secured Notes during the three months ended March 31, 2026 or 2025.
(C)
Finance leases consist primarily of leases on railcars.

5. Commitments and Contingencies

Outstanding Natural Gas Purchase Commitments – Certain of our natural gas contracts qualify for the NPNS exception under U.S. GAAP and thus are not financial instruments for which we mark-to-market. At March 31, 2026, these contracts included volume purchase commitments with fixed prices of approximately 0.7 million MMBtus of natural gas that cover a period from April 2026 through June 2026. The weighted-average fixed price of the natural gas covered by these contracts was $2.84 per MMBtu, for a total of $1.9 million. Based on market prices at March 31, 2026, the weighted-average price of the fixed contracts was $2.64 per MMBtu, for a total of $1.7 million. From time to time, when we exceed the funding threshold in our natural gas purchase commitments, we are required to fund cash collateral to our counterparty. As of March 31, 2026, we had no counterparty cash collateral funding requirements.

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

As of March 31, 2026, our accrued liabilities for environmental matters totaled approximately $0.4 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

As the successor to a prior owner of the Hallowell Facility, Chevron Environmental Management Company (“Chevron”) agreed in writing, within certain limitations, to pay and has been paying one-half of the costs of the investigation and interim measures relating to this matter as approved by the Kansas Department of Health and Environment (the “KDHE”), subject to reallocation.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Financial Instruments

Natural Gas Contracts

Periodically, we enter into certain forward natural gas contracts or volume purchase commitments, which are derivatives. We utilize these natural gas contracts as economic hedges for risk management purposes, but the contracts are not designated as hedging instruments. At March 31, 2026 and December 31, 2025, we had no outstanding forward natural gas contracts or volume purchase commitments accounted for as derivatives. When present in the past, the valuations of the natural gas contracts were classified as a Level 2 fair value measurement.

Financial Instruments

At March 31, 2026 and December 31, 2025, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes. Fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement while the treasury securities that comprise our cash equivalents and short-term investments are a Level 1 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

	March 31, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$439	$435	$439	$436
Short-Term Investments	$161	$161	$129	$129

_____________________________

(1)
Based on a quoted price of 99.2 at March 31, 2026 and 99.5 at December 31, 2025. Also see discussion in Note 4 (B).

7. Income Taxes

Benefit for income taxes is as follows:

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Current:
Federal	$—	$—
State	325	53
Total Current	$325	$53

Deferred:
Federal	$3,998	$(208)
State	(6,453)	(128)
Total Deferred	$(2,455)	$(336)
Benefit for income taxes	$(2,130)	$(283)

The income tax benefit for the three months ended March 31, 2026, was $2.1 million (12.1 % benefit on pre-tax income). The income tax benefit for the three months ended March 31, 2025, was $0.3 million (14.7% benefit on pre-tax loss). For 2026, the effective tax rate was lower than the statutory tax rate primarily due to the release of state valuation allowances described below, partially offset by nondeductible compensation expense. For 2025, the effective tax rate was lower than the statutory tax rate primarily due to change in valuation allowance and nondeductible compensation, partially offset by state taxes.

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

During the first quarter of 2026, our results of operations and expected results for the remainder of 2026 and future years significantly improved compared to our prior year-end forecast, primarily due to a favorable shift in pricing conditions across our product portfolio resulting from global supply constraints. This improvement supported the inclusion of future taxable income in our quarterly analysis

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the four sources of taxable income and represented a change in the weight of positive evidence relative to the negative evidence that had existed at year-end. As a result of this change, we recognized a discrete income tax benefit of $6.2 million during the first quarter of 2026, representing the release of a portion of our beginning-of-year state valuation allowances. Our remaining state valuation allowance of $7.7 million relates to net operating loss carryforwards and interest expense limitation carryforwards in certain states.

We will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to our deferred tax assets. Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of our deferred tax assets that could have a material impact on our condensed consolidated financial statements. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.

LSB Industries, Inc. and certain of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the 2022-2025 years remain open for all purposes of examination by the U.S. Internal Revenue Service and other major tax jurisdictions. Additionally, the 2015-2020 years remain subject to examination for determining the amount of net operating loss and other carryforwards.

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

The following table presents our net sales disaggregated by our products, which disaggregation is consistent with other financial information utilized or provided outside of our condensed consolidated financial statements:

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Net sales:
AN & Nitric Acid	$75,347	$57,618
Urea ammonium nitrate (UAN)	49,171	43,865
Ammonia	36,814	33,272
Other	8,155	8,677
Total net sales	$169,487	$143,432

Other Information

For our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 36 months at March 31, 2026.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for product shipments.

Our contract liabilities were minimal as of March 31, 2026 and December 31, 2025. For the three months ended March 31, 2026 and 2025, deferred revenues recognized were minimal which were included in the balances as of December 31, 2025 and 2024. Our contract assets consist of unconditional rights to payment from our customers, which are reflected as accounts receivable in our condensed consolidated balance sheets.

For most of our contracts with customers, the transaction price from the inception of a contract is constrained to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At March 31, 2026, we had remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. As of March 31, 2026, the remaining performance obligations totaled approximately $156.2 million, of which approximately 68% relates to 2026 through 2028, approximately 19% relates to 2029 through 2030, with the remainder thereafter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Cash payments (refunds/reduction) for:

Interest on long-term debt and other	$288	$465
Capitalized interest	$(399)	$(284)
Income taxes, net	$(54)	$—

Noncash investing and financing activities:

Property, plant and equipment acquired and not yet paid at end of period	$20,306	$18,891

10. Segment

The Company is managed on a consolidated basis with a single reportable segment, chemical manufacturing, which is not an aggregation of individual operating segments. There have been no changes in the basis of segmentation or in the basis of measurement of segment profit or loss since the filing of our 2025 Form 10-K. Information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment's assets:

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Net sales	$169,487	$143,432
Less:
Cost of sales excluding depreciation, amortization and turnaround expense	108,952	106,990
Depreciation and amortization	20,847	20,063
Turnaround expense	3,894	1,995
Total cost of sales	133,693	129,048
Selling, general and administrative
Wages and benefits	10,335	6,219
Other selling general and administrative	3,490	3,934
Total selling general and administrative	13,825	10,153
Interest expense	7,117	8,064
(Gain) loss from asset write-down and disposals	(1,061)	71
Income tax benefit	(2,130)	(283)
Other segment (income) expense, net (a)	(1,642)	(1,981)
Segment net income (loss)	19,685	(1,640)

Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net income (loss)	$19,685	$(1,640)

_____________________________

(a) For the periods presented, amount consisted primarily of interest and sublease income.

The measure of our chemical manufacturing segment assets is reported on the condensed consolidated balance sheet as total assets. Expenditures for long-lived chemical manufacturing segment assets are reported on our condensed consolidated statement of cash flows.

11. Subsequent Events

Partial Settlement of Global Industrial Matter and Related Claims

As previously disclosed, since 2016, the Company has been involved in litigation with respect to engineering and procurement contracts related to the construction of the ammonia plant at the El Dorado Facility. On April 2, 2026, the Company, certain of the Company’s wholly owned subsidiaries, and Benham Constructors, LLC (f/k/a Leidos Constructors, LLC, f/k/a SAIC Constructors, LLC) (“Benham”) entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”), effective March 26, 2026 (“Settlement Effective Date”), to settle certain claims asserted in the following matters: Global Industrial, Inc. d/b/a Global Turnaround (Plaintiff) v. Benham Constructors, LLC, et al (Defendants), and LSB Industries, Inc. et al. (Cross-Claimants and Counter Cross-Defendants) v. Benham Constructors, LLC, et al. (Cross-Defendants and Counter Cross-Claimants), Union County Circuit Court, Civil Division, Case No. 70CV-16-76 (collectively, the “Action”).

Pursuant to the terms of the Settlement Agreement, Benham agreed to pay the Company approximately $20.9 million within 60 days of the Settlement Effective Date. Subject to the terms of the Settlement Agreement, the Company and Benham agreed to dismiss their respective claims in the Action against each other, with prejudice. In addition to the cash component, the dismissal allows us to reverse $2.9 million of payables related to this matter. The Settlement Agreement does not include any admission of liability by any party. The settlement is expected to be recorded in the second quarter of 2026 as a reduction in the carrying value of plant, property and equipment, which will reduce depreciation expense on a prospective basis.

The Settlement Agreement does not release or otherwise discharge any claims, rights or remedies the Company has, may have had or may have in the future against Leidos Inc. (f/k/a Science Applications International Corporation) or Leidos Engineering, LLC (“Leidos Engineering”), including its claims for fraud and breach of contract. The Company plans to continue its vigorous prosecution of its filed claims against Leidos Inc. and Leidos Engineering and continues to seek actual and punitive damages in excess of $300 million. The trial for the Company’s claims against Leidos Inc. and Leidos Engineering is scheduled to begin in October 2026. We can provide no assurance as to the ultimate outcome of the pending litigation.

Chief Executive Officer One-Time Retention Award

On April 24, 2026, the Compensation Committee of our Board of Directors approved a one-time retention grant of 706,880 time-based RSUs to Mr. Behrman, under our 2025 Long-Term Incentive Plan, pursuant to an RSU Award Agreement, dated April 24, 2026 (the “Award Agreement”). The Award Agreement is intended to further align Mr. Behrman’s interests with those of the Company’s stockholders and to incentivize his continued contribution to the Company’s growth. Each RSU represents the right to receive one share of the Company’s common stock (or a cash amount equal to its fair market value) upon vesting.

The RSUs are subject to cliff vesting and will vest and become payable on March 31, 2029, subject to Mr. Behrman’s continued service with the Company.

The Award Agreement provides for accelerated vesting of the RSUs upon certain events. In the event of a Qualifying Separation from Service (as defined in the Award Agreement to mean a termination by the Company without cause, including a non-renewal of Mr. Behrman’s employment agreement, or a resignation by Mr. Behrman for good reason), all RSUs will vest in full, provided that such Qualifying Separation from Service does not occur in connection with a change in control of the Company. All outstanding RSUs will be forfeited if a Qualifying Separation from Service occurs in connection with a change in control that triggers a lump sum payment to Mr. Behrman and other benefits pursuant to Section 10(e) of his employment agreement.

In the event of Mr. Behrman’s death or total and permanent disability occurring on or after a change in control, all outstanding RSUs will immediately vest. If such termination occurs prior to a change in control, a pro-rata portion of the RSUs will vest, calculated based on the number of days elapsed from the date of grant relative to the total vesting period, and the remaining RSUs will be forfeited.

Each RSU will be credited with dividend equivalents and such dividend equivalents will be distributed upon settlement of the related RSU and will be forfeited if the underlying RSU is forfeited.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Investors should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes included in “Item 1. Financial Statements.” Notes referenced in this discussion and analysis refer to the notes to consolidated financial statements that are found in “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements.” Certain statements contained in this discussion may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2025, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “LSB,” “we,” “us,” “our” and the “Company” refer to LSB Industries, Inc. and its consolidated subsidiaries.

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

▪
Turnaround Excellence: We will continue to focus on the safe and effective execution of scheduled Turnarounds, with an emphasis on schedule adherence, cost control, and minimizing operational risk. We will continue to apply our standardized Turnaround management practices across all sites, including our revised Turnaround standardization, to support consistent execution and long-term asset reliability.
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

Summary of Low Carbon Ammonia Initiatives

In May 2024, we announced an agreement to supply, for a five-year period commencing January 1, 2025, up to 150,000 short tons per year of low carbon ammonium nitrate solution (“ANS”) to Freeport Minerals Corporation (“Freeport”). In early 2025 we began supplying conventional ANS to Freeport from our El Dorado Facility and expect to phase in the low carbon contracted volume in late 2026. Freeport intends to use the low carbon ANS purchased from us for its United States copper mining operations.

In April 2022, we entered into an agreement with Lapis Carbon Solutions (“Lapis”) to develop a project to capture and sequester CO2 at our El Dorado Facility. Lapis, backed by Cresta Fund Management, a Dallas-based middle-market infrastructure investment firm, will invest the majority of the capital required for project development. The project is expected to be completed and operational late in the fourth quarter of 2026 or the first quarter of 2027, subject to the approval of a Class VI permit, at which time CO2 injections are expected to begin. Once operational, the project at the El Dorado site will initially capture and sequester approximately 400,000 to 500,000 metric tons of CO2 per year in underground saline aquifers.

The sequestered CO2 generated from the facility’s ammonia production is expected to qualify for federal tax credits under Internal Revenue Code Section 45Q, which are $85 per metric ton of CO2 captured and sequestered. Lapis, as the majority owner of the carbon capture and sequestration equipment, will earn the 45Q tax credits and will pay us a fee for each ton of CO2 captured and sequestered. Once in operation, the sequestered CO2 is expected to reduce our overall scope 1 GHG emissions by approximately 25% from current levels. In addition, sequestering approximately 400,000 to 500,000 metric tons of CO2 annually is expected to enable us to produce approximately 305,000 to 380,000 metric tons of low carbon ammonia annually, a product that could potentially be sold at higher price levels than conventional ammonia. In February 2023, a key milestone was achieved in the advancement of our low carbon ammonia project at El Dorado by filing a pre-construction Class VI permit application with the United States Environmental Protection Agency (the “EPA”). The EPA recognized the application as complete in March 2023 and is currently in the review process. In June 2025, Lapis completed the drilling of a stratigraphic injection well at the El Dorado site and has been gathering data to support the EPA in its continuing technical review of our Class VI application. Lapis resubmitted the pre-construction Class VI permit application to the EPA in December 2025. Once the project receives EPA approval, we intend to use this well for CO2 injections.

Market Outlook

Demand for our industrial products remains consistent, including demand for AN for use in mining applications, which is robust across all commodities, particularly with copper and gold miners as they maximize production to take advantage of strong supply and demand fundamentals. Supply of AN is constrained in North America due, in part, to producer outages. These factors should continue to support AN demand well into 2026. Demand for nitric acid is robust domestically, where it is supported by tariffs and countervailing duties on imports of methylene diphenyl diisocyanate (MDI) for five years, which was recently finalized on April 8, 2026.

While economic uncertainty remains a risk due to tariffs, the U.S.-Iran conflict, higher oil prices, and concerns about inflation, we believe that we have a meaningful degree of downside protection in our industrial business. A significant portion of our volumes are already contracted, our customer base is diverse and almost entirely located in the U.S., and we have the ability to optimize our product mix. In addition, we expect European marginal cost of production to be higher throughout the remainder of 2026, driven by elevated natural gas costs and a tight global market for nitrogen products, particularly as demand for fertilizers in India remains strong and export capacity from China and other sources continues to be limited.

Ammonia prices currently reflect significantly reduced ammonia supplies due to ammonia carrying vessels being unable to transit through the Strait of Hormuz, higher costs of production in Europe, ongoing curtailment of ammonia production in Trinidad and new production outages in Australia, increased import demand in India and potential export controls in China, gas supply disruptions in North Africa reducing ammonia production and the slow ramp up in new U.S. production capacity which are constraining global supply availability.

Pricing for ammonia derivative fertilizer products remains strong. Urea Ammonium Nitrate (“UAN”) prices recently improved, reflecting increased demand during the application season and constrained supply and a strengthening in urea prices. Like ammonia, urea prices have strengthened due to vessels being unable to transit through the Strait of Hormuz, leading to a tightening of urea supply and customers switching from urea to UAN, thereby driving up UAN demand.

Channel inventories remain on the tighter end of the range and are expected to remain so until late in the second quarter of 2026.

The outlook for U.S. corn calls for demand to keep stocks-to-use only modestly above historical levels. We are currently expecting approximately 95 million planted acres of corn for the 2027 season, underpinning nitrogen fertilizer demand levels in line with recent years.

Key Industry Factors

Supply and Demand

Industrial Products

Our industrial products sales volumes are dependent upon general economic conditions, primarily in the housing, automotive, mining and paper industries. Demand for our industrial products is robust across all commodities, particularly with copper and gold miners as they maximize production to take advantage of strong supply and demand fundamentals.

Our LDAN and AN solutions are primarily used to produce AN fuel oil and specialty emulsions for use in explosives in the quarry and the construction industries, for metals mining and to a lesser extent, for coal. AN demand for explosives for quarrying/aggregate production for infrastructure upgrade and expansion remains steady. Demand for nitric acid is robust domestically, supported in part by anticipated antidumping duties on imports of methylene diphenyl diisocyanate (MDI) from China, a downstream product of nitric acid. On April 8, 2026, the U.S. Department of Commerce issued a final affirmative antidumping determination on Chinese MDI, where duties were established for a period of five years. The International Trade Commission’s final injury determination remains pending.

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

Additionally, changes in corn prices, as well as soybean, cotton and wheat prices, can affect the number of acres of corn planted in a given year and the number of acres planted will drive the level of nitrogen fertilizer consumption, likely affecting fertilizer prices.

According to the World Agricultural Supply and Demand Estimates Report dated April 9, 2026 (the “April Report”), farmers planted approximately 98.8 million acres of corn in the 2025 planting season, up 8.7% compared to the 2024 planting season. According to the April Report, the U.S. Department of Agriculture (“USDA”) estimates the U.S. ending stocks for the 2025 Harvest will be approximately 54.0 million metric tons, a 37.1% increase from the 2024 Harvest. The USDA's expected yield per acre for the 2025 Harvest is 186.5 bushels, up approximately 4.0% from a year ago.

The following April 2026 estimates are associated with the corn market:

	2026 Crop	2025 Crop		2024 Crop
	(2025 Harvest)	(2024 Harvest)	Percentage	(2023 Harvest)	Percentage
	April Report (1)	April Report (1)	Change (2)	April Report (1)	Change (3)
U.S. Area Planted (Million acres)	98.8	90.9	8.7%	94.6	4.4%
U.S. Yield per Acre (Bushels)	186.5	179.3	4.0%	177.3	5.2%
U.S. Production (Million bushels)	17,021	14,892	14.3%	15,341	11.0%
U.S. Ending Stocks (Million metric tons)	54.0	39.4	37.1%	44.8	20.5%
World Ending Stocks (Million metric tons)	294.8	296.3	(0.5%)	315.3	(6.5%)

1.
Information obtained from the April Report for the 2025/2026 (“2026 Crop”), 2024/2025 (“2025 Crop”) and 2023/2024 (“2024 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.

2.
Represents the percentage change between the 2026 Crop amounts compared to the 2025 Crop amounts.
3.
Represents the percentage change between the 2026 Crop amounts compared to the 2024 Crop amounts.

The current USDA corn outlook for the U.S. is unchanged relative to the last month report. U.S. ending stocks remain at 54.0 million metric tons, up 14.3% from the 2024 harvest. Both acres planted and yields are up from the 2024 Harvest, 8.7% and 4.0%, respectively. Corn production for the 2025 Harvest is forecast at 17.0 billion bushels. If realized, harvested area would be the highest since 1933 and planted area of 98.8 million acres the highest since 1936.

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

Natural gas costs increased during the February settlement period primarily due to elevated market prices driven by Winter Storm Fern, which caused significant weather-related supply constraints and heightened regional demand, resulting in a higher average cost of natural gas for the period. Since that time, natural gas prices have moderated as market conditions normalized and weather-related constraints eased.

The following table shows the volume of natural gas utilized to produce the goods we sold and the associated average cost per MMBtu:

	Three Months Ended March 31,
	2026	2025
Natural gas volumes (MMBtu in millions)	7.2	7.5
Natural gas average cost per MMBtu	$5.26	$3.78

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

Key Operational Factors

Facility Reliability

Consistent, reliable and safe operations at our chemical plants are critical to our financial performance and results of operations. Planned downtime, including a planned major maintenance activity (each such activity, a “Turnaround”), and unplanned downtime can adversely affect results of operations through reduced sales volumes, lower fixed cost absorption, and increased repair and maintenance costs, which are expensed as incurred.

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

For 2026, we are targeting total ammonia production of approximately 780,000 tons to 810,000 tons, which reflects planned Turnaround work at our El Dorado and Pryor Facilities during 2026.

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

Consolidated Results of the First Quarter of 2026

Our consolidated net sales for the first quarter of 2026 were $169.5 million compared to $143.4 million for the same period in 2025. Our consolidated operating income for the first quarter of 2026 was $23.2 million compared to $4.5 million for the same period in 2025. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the First Quarter

Stock Based Compensation

During the first quarter of 2026, we modified certain equity awards held by our Chief Executive Officer to allow for accelerated vesting in the event of a qualifying retirement. As a result, we accelerated recognition of the remaining compensation cost associated with those grants in the amount of $3.1 million during the quarter. See our discussion in “Equity Awards” in Note 1.

Shift in Production Mix

In 2025, we transitioned our production from fertilizer grade ammonium nitrate (“HDAN”), an agricultural product, to ANS, a product used in industrial and mining applications. The transition was completed during the third quarter of 2025, at which time we ceased production of HDAN. This shift in production mix is consistent with our strategy to transition a portion of our sales from agricultural sales made at spot market pricing, which can be volatile, to sales under multi-year contracts that provide the pass-through of natural gas feedstock costs.

Selling Prices

For the first quarter of 2026, average selling prices for all of our major products increased compared to the first quarter of 2025.

Results of Operations

The following is a discussion and analysis of our condensed consolidated results of operations for the three months ended March 31, 2026 and 2025.

Net sales to unaffiliated customers are reported in the condensed consolidated financial statements and gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth certain financial information for the three months ended March 31, 2026 and 2025, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended March 31,			Percentage
	2026	2025	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$75,347	$57,618	$17,729	31%
Urea ammonium nitrate (UAN)	49,171	43,865	5,306	12%
Ammonia	36,814	33,272	3,542	11%
Other	8,155	8,677	(522)	(6)%
Total net sales	$169,487	$143,432	$26,055	18%

Gross profit	$35,794	$14,384	$21,410	149%
Depreciation and amortization (1)	20,847	20,063	784	4%
Turnaround expense	3,894	1,995	1,899	95%
Adjusted gross profit (2)	$60,535	$36,442	$24,093	66%

Selling, general and administrative expense	$13,825	$10,153	3,672	36%
Other income, net	(1,187)	(237)	(950)	401%
Operating income	23,156	4,468	18,688	418%
Interest expense, net	7,117	8,064	(947)	(12)%
Non-operating other income, net	(1,516)	(1,673)	157	(9)%
Benefit for income taxes	(2,130)	(283)	(1,847)	653%
Net income (loss)	$19,685	$(1,640)	$21,325	N/M

Other information:
Gross profit percentage (3)	21.1%	10.0%	11.1%
Adjusted gross profit percentage (3)	35.7%	25.4%	10.3%
Property, plant and equipment expenditures	$16,976	$20,867	$(3,891)

_____________________________

N/M-Not meaningful.

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

The following tables provide key operating metrics for the fertilizer and major industrial products, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended March 31,			Percentage
Product (tons sold)	2026	2025	Change	Change
AN & Nitric Acid	177,862	150,531	27,331	18%
Urea ammonium nitrate (UAN)	128,623	148,565	(19,942)	(13)%
Ammonia	66,040	73,403	(7,363)	(10)%
Total	372,525	372,499	26	0%

	Three Months Ended March 31,			Percentage
Gross Average Selling Prices (price per ton)	2026	2025	Change	Change
AN & Nitric Acid	$424	$383	$41	11%
Urea ammonium nitrate (UAN)	$382	$295	$87	29%
Ammonia	$557	$453	$104	23%

	Three Months Ended March 31,			Percentage
Average Benchmark Prices (price per ton)	2026	2025	Change	Change
Tampa Ammonia Benchmark	$621	$491	$130	26%
NOLA UAN	$347	$276	$71	26%

Net Sales

We recorded net sales of $169.5 million during the first quarter of 2026 compared to $143.4 million for the first quarter of 2025, representing an increase of $26.1 million. The increase was primarily driven by higher sales prices on all our products. Decreases in ammonia and UAN sales volumes were offset by an increase in AN and Nitric Acid volumes as part of our product mix strategy, which includes upgrading ammonia to maximize higher value downstream products.

Gross Profit

We recognized a gross profit of $35.8 million for the first quarter of 2026 compared to $14.4 million for the same period in 2025, or a $21.4 million increase. Overall, our gross profit percentage for the first quarter of 2026 was 21.1% compared to 10.0% for the same period in 2025. Our adjusted gross profit percentage increased to 35.7% for the first quarter of 2026 from 25.4% for the first quarter of 2025. Our gross profit for the first quarter of 2026 was higher compared to the same period of 2025 primarily due to higher selling prices and improved product mix partially offset by increased cost of sales stemming from higher natural gas and sulfur costs.

Selling, General and Administrative

Our SG&A expenses were higher for the first quarter of 2026 compared to the same period of 2025, primarily due to an increase in stock based compensation from the acceleration of expense recognition for certain executive grants (see “Equity Awards” in Note 1) and an increase in short-term incentive compensation, which were partially offset by decreases in insurance and other miscellaneous expenses.

Other income, net

Other income, net for the first quarter of 2026 includes gains from the sale of real estate and tangible property for a former agricultural retail location that had ceased operations, partially offset by asset write-downs. Other income, net, was higher in 2026 compared to 2025 due to the disposal gain discussed above.

Interest Expense

Interest expense for the first quarter of 2026 was $7.1 million compared to $8.1 million for the same period in 2025. The decrease was primarily due to a lower outstanding balance on our Senior Secured Notes as a result of repurchases in the second and fourth quarters of 2025.

Non-operating Other Income, net

Non-operating other income, net for the first quarter of 2026 was $1.5 million compared to $1.7 million for the same period of 2025, primarily related to interest income earned during both periods from our short-term investments. Our average short-term investments balance including cash equivalents, was higher during the first quarter of 2026 but interest rates were lower during this period compared to the first quarter of 2025.

Benefit for Income Taxes

The benefit for income taxes for the first quarter of 2026 was $2.1 million compared to a benefit for income taxes of $0.3 million for the same period of 2025. The resulting effective tax rate for the first quarter of 2026 was a benefit on pre-tax income of 12.1% compared to a benefit on pre-tax loss of 14.7% for the same period of 2025. For the first quarter of 2026, the effective tax rate was lower than the statutory rate primarily due to the release of state valuation allowances, partially offset by nondeductible compensation expense. For the first quarter of 2025, the effective tax rate was lower than the statutory rate primarily due to changes in valuation allowance and nondeductible compensation, partially offset by state taxes. See discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the three months ended March 31:

	2026	2025	Change
	(In Thousands)
Net cash flows from operating activities	$51,797	$6,836	$44,961

Net cash flows from investing activities	$(45,480)	$(5,271)	$(40,209)

Net cash flows from financing activities	$(5,187)	$(6,765)	$1,578

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $51.8 million for the first three months of 2026 compared to $6.8 million for the same period of 2025, a change of $45.0 million. The increase was primarily a result of improved operating income and changes in working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $45.5 million for the first three months of 2026 compared to $5.3 million for the same period of 2025, a change of $40.2 million.

For the first three months of 2026, the net cash used by investing activities primarily related to purchases of short-term investments of $105.7 million and expenditures for property, plant and equipment of $17.0 million partially offset by proceeds from short-term investments and proceeds from sales of property, plant and equipment totaling $77.2 million.

For the first three months of 2025, the net cash used by investing activities primarily related to purchases of short-term investments of $49.0 million and expenditures for property, plant and equipment of $20.9 million, partially offset by proceeds from short-term investments of $64.5 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $5.2 million for the first three months of 2026 compared to $6.8 million for the same period of 2025, a change of $1.6 million.

For the first three months of 2026, the net cash used by financing activities primarily consisted of payments on short-term financing and finance leases of $3.7 million and $1.5 million for tax withholding obligations related to the vesting of equity awards.

For the first three months of 2025, the net cash used by financing activities primarily consisted of payments on other long-term debt and short-term financing of $5.6 million and $1.2 million for tax withholding obligations related to the vesting of equity awards.

Capitalization

The following table summarizes our total cash and cash equivalents, short-term investments, long-term debt and stockholders’ equity as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(In Millions)
Cash and cash equivalents	$20.6	$19.5
Short-term investments	161.0	129.0
Total cash, cash equivalents and short-term investments	$181.6	$148.5
Long-term debt:
Revolving Credit Facility	$—	$—
Senior Secured Notes due 2028 (1)	438.6	438.6
Finance Leases	6.0	6.2
Unamortized debt issuance costs (2)	(3.4)	(3.8)
Total long-term debt, including current portion, net	$441.2	$441.0
Total stockholders' equity	$542.9	$520.0

_____________________________

(1)
See discussion contained in Note 4.

(2)
Debt issuance costs as of March 31, 2026 and December 31, 2025 of approximately $0.4 million and $0.5 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance costs. These costs are included in our condensed consolidated balance sheets in Intangible and other assets, net.

We currently have a revolving credit facility pursuant to a credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), with a borrowing base up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and an availability block of $7.5 million which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of March 31, 2026, our Revolving Credit Facility was undrawn and had approximately $59 million of availability. See Note 4 for further discussion of the Revolving Credit Facility.

For the full year of 2026, we expect capital expenditures to be approximately $75 million, of which $55 million is expected to be spent on sustaining production with the remainder spent on growth initiatives.

As of March 31, 2026, we had approximately $181.6 million of cash and short-term investments. From time to time, we may seek to deploy capital through common stock repurchases or the repurchase of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Compliance with Long-Term Debt Covenants

As discussed in Note 4, the Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of March 31, 2026, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – We had $438.6 million aggregate principal amount of Senior Secured Notes outstanding as of March 31, 2026. Interest is to be paid semiannually in arrears on May 15th and October 15th. The Senior Secured Notes mature on October 15, 2028.

Revolving Credit Facility – At March 31, 2026, our Revolving Credit Facility was undrawn and had approximately $59 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Finance Leases – Our finance leases consist primarily of leases on railcars. Most of our railcar leases are classified as operating leases.

Capital Expenditures – First Three Months of 2026

For the first three months of 2026, capital expenditures relating to property, plant and equipment were $17.0 million. Of the expenditures for the first three months of 2026, approximately $14.8 million was spent on projects to sustain our production capacity while approximately $2.2 million was spent on growth initiatives. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our total expected capital expenditures for the remainder of 2026.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $1.5 million for the first three months ended March 31, 2026 in connection with environmental projects. For the remainder of 2026, we expect to incur expenses ranging from $4.0 million to $4.4 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of March 31, 2026, we have agreed to indemnify the sureties for payments, up to $10.2 million, made by them in respect of such bonds.

New Accounting Pronouncements

Refer to Note 1 for recently issued accounting standards.

Critical Accounting Policies and Estimates

See “Critical Accounting Policies and Estimates,” Item 7 of our Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 (the “2025 Form 10-K”). In addition, the preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and disclosures of contingencies and fair values, including, but not limited to, various environmental and legal matters, including matters discussed under footnote A of Note 5.

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

It is also reasonably possible that the estimates and assumptions utilized as of March 31, 2026, could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

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

The following table reconciles gross profit to adjusted gross profit.

	Three Months Ended March 31,
	2026	2025
	(In Thousands)
Reconciliation of Gross Profit to Adjusted Gross Profit:
Gross profit	$35,794	$14,384
Depreciation and amortization	20,847	20,063
Turnaround expenses	3,894	1,995
Adjusted gross profit	$60,535	$36,442

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

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At March 31, 2026, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, and as such, are exempt from derivative accounting requirements. At March 31, 2026, we had no outstanding natural gas contracts which are subject to derivative accounting requirements.

Interest Rate Risk

We may be exposed to variable interest rate risk with respect to our Revolving Credit Facility when there are outstanding borrowings. As of March 31, 2026, we had no outstanding borrowings on this credit facility and no other variable rate borrowings and, as a result, we currently do not hedge our interest rate risk associated with any variable interest rate loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of March 31, 2026. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our belief regarding our estimates and contingencies with respect claims and legal actions in the ordinary course of our business and their effect on our business, financial condition, results of operations or cash flows;
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
•
the impact of our repurchase program on our stock price and cash reserves; and
•
our belief as to whether we can meet all required covenant tests for the next twelve months.

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
•
global supply chain disruptions;
•
other factors described in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report; and
•
other factors described in Item 1A. Risk Factors in our 2025 Form 10-K.

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

Item 1A. Risk Factors

Reference is made to Item 1A of our 2025 Form 10-K filed with the SEC on February 26, 2026. Except as set forth below, there were no material changes from the risk factors disclosed in our 2025 Form 10-K.

Geopolitical conditions, including political turmoil and volatility, regional conflicts, terrorism and war have negatively affected and could negatively affect United States and foreign companies, the financial markets, the industries where we operate, our operations and our profitability and could increase the volatility of our stock price.

Geopolitical events, including political turmoil, regional conflicts, instability and terrorist attacks in the United States and elsewhere have in the past, and can in the future negatively affect our operations and could increase the volatility of our stock price. For example, Russia’s invasion of Ukraine and the ongoing conflict in the Middle East, including the military conflict between Iran and the United States, have impacted our financial results. These conflicts have had an effect on commodity prices and fertilizer supply, and there is no guarantee that such conflicts will not draw military intervention from other countries or further retaliation, which, in turn, could lead to a much larger conflict. Furthermore, such military conflicts and the resulting geopolitical instability have caused, and may continue to cause, (i) disruptions to international shipping routes (including through the Strait of Hormuz and other critical transit corridors), (ii) disruptions in global energy markets and significant fluctuations in the prices of oil, natural gas and fertilizer and (iii) substantial disruption to global financial markets, leading to heightened investor uncertainty, reduced risk tolerance and increased market volatility.

It is possible that production volumes, supply chain and trade routes for our products that are traded globally, and the markets we currently serve, could be further adversely affected, which, in turn, could materially, adversely affect our business operations and financial performance. In addition, the market prices of our common stock have recently experienced, and may continue to experience, volatility.

Further, like other companies with major industrial facilities, we may be targets of terrorist activities. Many of our plants and facilities store significant quantities of ammonia and other materials that can be dangerous if mishandled. Any damage to infrastructure facilities, such as electric generation, transmission and distribution facilities, or injury to employees, who could be direct targets or indirect casualties of an act of terrorism, may affect our operations. Any disruption of our ability to produce or distribute our products could result in a significant decrease in revenues and significant additional costs to replace, repair or insure our assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

Kristy D. Carver, Senior Vice President and Treasurer

On March 9, 2026, Kristy D. Carver, our Senior Vice President and Treasurer, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Ms. Carver, acting through a broker, may sell up to an aggregate of 29,554 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from June 8, 2026 to February 26, 2027. The plan is scheduled to terminate on February 26, 2027, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Ms. Carver or the broker, or as otherwise provided in the plan.

Michael J. Foster, Executive Vice President, General Counsel and Secretary

On March 11, 2026, Michael J. Foster, our Executive Vice President, General Counsel and Secretary, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. Foster, acting through a broker, may sell up to an aggregate of 29,800 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from June 10, 2026 to July 30, 2027. The plan is scheduled to terminate on July 30, 2027, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Foster or the broker, or as otherwise provided in the plan.

Lynn F. White, Member of the Board of Directors

On March 11, 2026, Lynn F. White, a member of our board of directors, entered into Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. White, acting through a broker, may sell up to an aggregate of 40,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from June 10, 2026 to June 10, 2027. The plan is scheduled to terminate on June 10, 2027, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. White or the broker, or as otherwise provided in the plan.

Cheryl A. Maguire, Executive Vice President and Chief Financial Officer,

On March 12, 2026, Cheryl A. Maguire, our Executive Vice President and Chief Financial Officer, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Ms. Maguire, acting through a broker, may sell up to an aggregate of 20,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from June 11, 2026 to June 11, 2027. The plan is scheduled to terminate on June 11, 2027, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Ms. Maguire or the broker, or as otherwise provided in the plan.

Other than as described above, during the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See “Index to Exhibits” on page 33.

Index to Exhibits Item 6.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on Form S-3 filed on November 16, 2021

3(ii).1(a)	Third Amended and Restated Bylaws of LSB Industries, Inc.

10.1	Severance and Change in Control Agreement, dated January 14, 2026, by and between LSB Industries, Inc. and Damien J. Renwick	Exhibit 10.1 to the Company’s Form 8-K filed on January 21, 2026

10.2	Severance and Change in Control Agreement, dated January 14, 2026, by and between LSB Industries, Inc. and Scott D. Bemis	Exhibit 10.2 to the Company’s Form 8-K filed on January 21, 2026

10.3	Side Letter Agreement, dated February 10, 2026, by and between LSB Industries, Inc. and Mark T. Behrman

10.4	Form of Restricted Stock Unit Agreement (Executive Officers – 2026) under the LSB Industries, Inc. 2025 Long-Term Incentive Plan

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LSB INDUSTRIES, INC.

Date: April 30, 2026	/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)