Form 10-Q
period 2026-06-30
LSB INDUSTRIES, INC.
filed 2026-07-30
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant's common stock was 71,997,504 shares as of July 24, 2026.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at June 30, 2026 is unaudited)

	June 30, 2026	December 31, 2025
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$20,356	$19,511
Short-term investments	197,624	128,960
Accounts receivable	53,058	57,609
Allowance for doubtful accounts	(366)	(401)
Accounts receivable, net	52,692	57,208
Inventories:
Finished goods	13,819	16,705
Raw materials	2,032	1,605
Total inventories	15,851	18,310
Supplies, prepaid items and other:
Prepaid insurance	5,544	12,588
Precious metals	13,532	14,538
Supplies	33,241	33,399
Other	5,731	5,380
Total supplies, prepaid items and other	58,048	65,905
Assets held for sale	1,000	3,400
Total current assets	345,571	293,294
Property, plant and equipment, net	833,243	833,525
Other assets:
Operating lease assets	44,601	45,571
Intangible and other assets, net	1,185	1,149
Total other assets	45,786	46,720
Total assets	$1,224,600	$1,173,539
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	102,591	64,514
Short-term financing	3,624	10,686
Accrued and other liabilities	35,478	29,551
Current portion of long-term debt	774	760
Total current liabilities	142,467	105,511
Long-term debt, net	440,575	440,295
Noncurrent operating lease liabilities	36,497	37,668
Other noncurrent accrued and other liabilities	535	535
Deferred income taxes, net	65,309	69,557
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $.10 par value per share; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	508,493	506,821
Retained earnings	245,771	232,275
	763,381	748,213
Less treasury stock, at cost:
Common stock, 19.2 million shares (19.5 million shares at December 31, 2025)	224,164	228,240
Total stockholders' equity	539,217	519,973
Total liabilities and stockholders’ equity	$1,224,600	$1,173,539

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands, Except Per Share Amounts)
Net sales	$168,092	$151,296	$337,579	$294,728
Cost of sales	156,631	128,123	290,324	257,171
Gross profit	11,461	23,173	47,255	37,557

Selling, general and administrative expense	12,931	9,844	26,756	19,997
Other expense, net	1,272	2,836	85	2,599
Operating (loss) income	(2,742)	10,493	20,414	14,961
Interest expense, net	7,070	7,886	14,187	15,950
Loss on extinguishment of debt	—	59	—	59
Non-operating other income, net	(1,706)	(1,542)	(3,222)	(3,215)
(Loss) income before income taxes	(8,106)	4,090	9,449	2,167
(Benefit) provision for income taxes	(1,917)	1,084	(4,047)	801
Net (loss) income	$(6,189)	$3,006	$13,496	$1,366

Net (loss) income per common share:
Basic:
Net (loss) income	$(0.09)	$0.04	$0.19	$0.02

Diluted:
Net (loss) income	$(0.09)	$0.04	$0.18	$0.02

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2025	91,168	(19,505)	$9,117	$506,821	$232,275	$(228,240)	$519,973
Net income					19,685		19,685
Stock-based compensation				4,788			4,788
Vesting of equity compensation		338		(3,954)		3,954	—
Shares withheld upon vesting of equity compensation		(152)				(1,497)	(1,497)
Balance at March 31, 2026	91,168	(19,319)	9,117	507,655	251,960	(225,783)	542,949
Net (loss)					(6,189)		(6,189)
Stock-based compensation				2,880			2,880
Employee stock purchase plan		16		(32)		193	161
Vesting of equity compensation		172		(2,010)		2,010	—
Shares withheld upon vesting of equity compensation		(40)				(584)	(584)
Balance at June 30, 2026	91,168	(19,171)	$9,117	$508,493	$245,771	$(224,164)	$539,217

Balance at December 31, 2024	91,168	(19,528)	$9,117	$504,578	$207,662	$(229,717)	491,640
Net (loss)					(1,640)		(1,640)
Stock-based compensation				1,733			1,733
Vesting of equity compensation		369		(4,344)		4,344	—
Shares withheld upon vesting of equity compensation		(133)				(1,170)	(1,170)
Balance at March 31, 2025	91,168	(19,292)	9,117	501,967	206,022	(226,543)	490,563
Net income					3,006		3,006
Stock-based compensation				2,088			2,088
Employee stock purchase plan		22		(105)		262	157
Vesting of equity compensation		39		(454)		453	(1)
Shares withheld upon vesting of equity compensation		(2)				(13)	(13)
Balance at June 30, 2025	91,168	(19,233)	$9,117	$503,496	$209,028	$(225,841)	$495,800

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In Thousands)
Cash flows from operating activities
Net income	$13,496	$1,366
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(4,248)	711
Loss on extinguishment of debt	—	59
Depreciation and amortization of property, plant and equipment	42,865	40,765
Stock-based compensation	7,667	3,821
Write-downs of property, plant and equipment	327	2,599
Other	190	1,578
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	4,552	(12,564)
Inventories	3,035	190
Prepaid insurance	7,045	8,420
Supplies, prepaid items and other	2,526	(2,937)
Accounts payable	29,702	(15,967)
Accrued interest	(2,284)	(2,745)
Other assets and other liabilities	6,281	(295)
Net cash provided by operating activities	111,154	25,001

Cash flows from investing activities
Expenditures for property, plant and equipment	(46,241)	(39,347)
Development of carbon capture and sequestration facility	(10,819)	—
Proceeds from short-term investments	147,665	154,565
Purchases of short-term investments	(215,777)	(110,281)
Recovery of property, plant and equipment costs	20,884	—
Other investing activities	3,335	(111)
Net cash (used) provided by investing activities	(100,953)	4,826

Cash flows from financing activities
Repurchases of 6.25% Senior Secured Notes	—	(32,076)
Payments on other long-term debt	—	(3,004)
Payments on short-term financing	(7,062)	(8,019)
Acquisition of treasury stock, net	161	157
Taxes paid on equity awards	(2,081)	(1,182)
Other financing activities	(374)	(319)
Net cash used by financing activities	(9,356)	(44,443)

Net increase (decrease) in cash and cash equivalents	845	(14,616)

Cash and cash equivalents at beginning of period	19,511	20,230
Cash and cash equivalents at end of period	$20,356	$5,614

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

All references to “LSB Industries,” “LSB,” the “Company,” “we,” “us,” and “our” refer to LSB Industries, Inc. and its subsidiaries on a consolidated basis, except where the context makes clear that the reference is only to LSB Industries, Inc. itself and not its subsidiaries. The accompanying unaudited condensed consolidated interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”), filed with the SEC on February 26, 2026. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three and six months ended June 30, 2026 and 2025 and the Company’s financial position as of June 30, 2026.

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

On February 10, 2026, we entered into a side letter agreement (the “Side Letter”) with our Chief Executive Officer, Mark T. Behrman, which modifies all of Mr. Behrman’s outstanding equity awards to incorporate qualifying retirement provisions. Pursuant to the Side Letter, upon a qualifying retirement, all of Mr. Behrman’s outstanding time-based restricted stock units (“RSU”) will accelerate and vest in full. Additionally, all outstanding performance-based RSUs will accelerate and vest at the greater of (i) target or (ii) actual performance through the retirement date, as determined by our Compensation Committee of the Board of Directors. For the purposes of the Side Letter, a “qualifying retirement” is defined as a voluntary retirement occurring (i) on or after age 63 with at least five years of service, (ii) more than one year after the applicable grant date, and (iii) absent of any determination by us of grounds for termination for cause. All future equity awards granted to Mr. Behrman shall also include the same qualifying retirement provisions, unless otherwise agreed in writing by us and Mr. Behrman.

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

On April 24, 2026, the Company made a one-time retention grant of 706,880 time-based RSUs to Mr. Behrman under the 2025 Long-Term Incentive Plan. The RSUs are subject to cliff vesting and will vest on March 31, 2029, subject to Mr. Behrman’s continued service with the Company.

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

For financial reporting purposes, depreciation of the costs of PP&E is computed using the straight-line method over the estimated useful lives of the assets. No provision for depreciation is made on construction in progress or capital spare parts until such time as the relevant assets are put into service. Depreciation expense is recognized in cost of sales or selling, general and administrative expense within the condensed consolidated statements of operations consistent with the utilization of the underlying assets.

When PP&E is retired, sold, or otherwise disposed, the asset’s carrying amount and related accumulated depreciation and amortization is removed from the accounts and any gain or loss is included in other (income) expense, net in our condensed consolidated statements of operations.

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

For the three and six months ended June 30, 2026, asset write-downs were not material. For the three and six months ended June 30, 2025, we recorded asset write-downs in the amount of $2.5 million and $2.6 million, respectively. These asset write-downs are included in “Other (income) expense, net” on our condensed consolidated statements of operations.

Assets Held For Sale – In general, assets held for sale are reported at the lower of the carrying amounts of the assets or fair values less costs to sell.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2025, we received an offer with respect to a parcel of land we own, for which we are currently negotiating a purchase and sale agreement. As the offer price was less than the carrying value of the land at the time, we recorded an impairment of $1.5 million on the parcel of land.

Assets classified as held for sale on the condensed consolidated balance sheet as of June 30, 2026, reflect the net book value of the parcel of land for which a sale is pending.

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

Pursuant to the terms of the Settlement Agreement, Benham agreed to pay the Company approximately $20.9 million within 60 days of the Settlement Effective Date. Subject to the terms of the Settlement Agreement, the Company and Benham agreed to dismiss their respective claims in the Action against each other, with prejudice. In addition to the cash component, the dismissal allowed us to reverse $2.9 million of payables related to this matter. The Settlement Agreement does not include any admission of liability by any party. The settlement payment was received during the second quarter of 2026 and recorded as a reduction in the carrying value of plant, property and equipment, which will reduce depreciation expense on a prospective basis.

The Settlement Agreement did not release or otherwise discharge any claims, rights or remedies the Company has, may have had or may have in the future against Leidos Inc. (f/k/a Science Applications International Corporation) or Leidos Engineering, LLC (“Leidos Engineering”), including its claims for fraud and breach of contract. The Company plans to continue its vigorous prosecution of its filed claims against Leidos Inc. and Leidos Engineering and continues to seek actual and punitive damages in excess of $300 million. The trial for the Company’s claims against Leidos Inc. and Leidos Engineering is scheduled to begin in October 2026. We can provide no assurance as to the ultimate outcome of the pending litigation.

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

Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

Level 1 - Valuations of assets and liabilities classified as Level 1 are based on quoted prices in active markets for identical contracts.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Level 2 - Valuations of assets and liabilities classified as Level 2 are based on quoted prices for similar contracts and valuation inputs other than quoted prices that are observable for these contracts.

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

From time to time when we have excess freight capacity, we may sublease a portion of our railcars fleet on a short-term basis to other parties. The income from these subleases is recorded as a component of “Other income, net” in our condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, sublease income was not material.

As of June 30, 2026, we had an executed operating lease for railcars with a lease that has not yet commenced. The lease has a term greater than one year, with aggregate lease payments of approximately $6.8 million.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

2. Net (Loss) Income per Common Share

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands, Except Per Share Amounts)
Numerator:
Net (loss) income	$(6,189)	$3,006	$13,496	$1,366
Numerator for basic and diluted net (loss) income per common share	$(6,189)	$3,006	$13,496	$1,366

Denominator:
Denominator for basic net (loss) income per common share - adjusted weighted-average shares	72,439	71,910	72,259	71,874
Effect of dilutive securities:
Unvested restricted stock and stock units	—	236	876	263
Dilutive potential common shares	—	236	876	263
Denominator for diluted net (loss) income per common share - adjusted weighted-average shares	72,439	72,146	73,135	72,137

Basic net (loss) income per common share	$(0.09)	$0.04	$0.19	$0.02

Diluted net (loss) income per common share	$(0.09)	$0.04	$0.18	$0.02

The following securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Restricted stock and stock units	921,145	1,289,035	592,296	1,321,184
	921,145	1,289,035	592,296	1,321,184

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Accrued and Other Liabilities

	June 30, 2026	December 31, 2025
	(In Thousands)
Accrued interest	$3,426	$5,711
Current portion of operating lease liabilities	8,179	7,976
Accrued payroll and benefits	12,187	9,896
Other (1)	12,221	6,503
	36,013	30,086
Less noncurrent portion	535	535
Current portion of accrued and other liabilities	$35,478	$29,551

_____________________________

(1)
Includes accrued legal fees of $2.1 million.

4. Long-Term Debt

Our long-term debt consists of the following:

	June 30, 2026	December 31, 2025
	(In Thousands)
Revolving Credit Facility (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	438,580	438,580
Finance Leases (C)	5,857	6,233
Unamortized debt issuance costs (1)	(3,088)	(3,758)
	441,349	441,055
Less current portion of long-term debt	774	760
Long-term debt due after one year, net	$440,575	$440,295

_____________________________

(1)
Debt issuance costs as of June 30, 2026 and December 31, 2025 of approximately $0.4 million and $0.5 million, respectively, relating to our Revolving Credit Facility (defined below) are not included in Unamortized debt issuance costs. Such costs are included in our condensed consolidated balance sheet in “Intangible and other assets, net.”
(A)
The revolving credit facility pursuant to a credit agreement, dated December 21, 2023, between us, the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and is also subject to an availability block of $7.5 million (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions) (the “Availability Block”). The Availability Block is applied against the $75 million maximum. The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of June 30, 2026, our Revolving Credit Facility was undrawn and had approximately $51 million of availability, based on our eligible collateral.

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

The Revolving Credit Facility contains a financial covenant, which requires that, solely if we elect to remove the Availability Block, then the Borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The financial covenant, if triggered, is tested monthly. The financial covenant was not triggered as of June 30, 2026.

(B)
We previously issued at par an aggregate total of $700 million principal value of our Senior Secured Notes due 2028 (“Senior Secured Notes”). The Senior Secured Notes, which mature in October 2028, bear interest at a rate of 6.25% paid in arrears on

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

May 15 and October 15 of each year. From time to time, we have engaged in open market repurchases to extinguish a portion of the outstanding balance. We did not repurchase any of our Senior Secured Notes during the three and six months ended June 30, 2026. During the six months ended June 30, 2025, we repurchased $32.4 million in principal amount of our Senior Secured Notes for approximately $32.1 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million.
(C)
Finance leases consist primarily of leases on railcars.

5. Commitments and Contingencies

Outstanding Natural Gas Purchase Commitments – Certain of our natural gas contracts qualify for the NPNS exception under U.S. GAAP and thus are not financial instruments for which we mark-to-market. We did not have any natural gas contracts outstanding at June 30, 2026. From time to time, when we exceed the funding threshold in our natural gas purchase commitments, we are required to fund cash collateral to our counterparty. As of June 30, 2026, we had no counterparty cash collateral funding requirements.

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

As of June 30, 2026, our accrued liabilities for environmental matters totaled approximately $0.4 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of June 30, 2026, we have agreed to indemnify the sureties for payments, up to $10.2 million, made by them in respect of such bonds.

6. Financial Instruments

Natural Gas Contracts

Periodically, we enter into certain forward natural gas contracts or volume purchase commitments, which are derivatives. We utilize these natural gas contracts as economic hedges for risk management purposes, but the contracts are not designated as hedging instruments. At June 30, 2026 and December 31, 2025, we had no outstanding forward natural gas contracts or volume purchase commitments accounted for as derivatives. When present in the past, the valuations of the natural gas contracts were classified as a Level 2 fair value measurement.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Instruments

At June 30, 2026 and December 31, 2025, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes. Fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement while the treasury securities that comprise our short-term investments are a Level 1 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

	June 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$439	$434	$439	$436
Short-Term Investments	$198	$197	$129	$129

_____________________________

(1)
Based on a quoted price of 99.0 at June 30, 2026 and 99.5 at December 31, 2025. Also see discussion in Note 4 (B).

7. Income Taxes

(Benefit) Provision for income taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	(124)	37	201	90
Total Current	$(124)	$37	$201	$90

Deferred:
Federal	$(1,583)	$983	$2,415	$775
State	(210)	64	(6,663)	(64)
Total Deferred	$(1,793)	$1,047	$(4,248)	$711
(Benefit) provision for income taxes	$(1,917)	$1,084	$(4,047)	$801

The income tax benefit for the six months ended June 30, 2026, was $4.0 million (42.8% benefit on pre-tax income). The tax provision for the six months ended June 30, 2025, was $0.8 million (37.0% provision on pre-tax income). For 2026, the effective tax rate was lower than the statutory tax rate primarily due to the release of state valuation allowances described below, partially offset by nondeductible compensation expense. For 2025, the effective tax rate was higher than the statutory tax rate primarily due to nondeductible compensation expense and state taxes.

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

During the first quarter of 2026, our results of operations and expected results for the remainder of 2026 and future years significantly improved compared to our prior year-end forecast, primarily due to a favorable shift in pricing conditions across our product portfolio resulting from global supply constraints. This improvement supported the inclusion of future taxable income in our quarterly analysis of the four sources of taxable income and represented a change in the weight of positive evidence relative to the negative evidence that had existed at year-end. As a result of this change, we recognized a discrete income tax benefit of $6.2 million during the first quarter of 2026, representing the release of a portion of our beginning-of-year state valuation allowances. As of June 30, 2026, our remaining state valuation allowance of $8.0 million relates to net operating loss carryforwards and interest expense limitation carryforwards in certain states.

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

The following table presents our net sales disaggregated by our products, which disaggregation is consistent with other financial information utilized or provided outside of our condensed consolidated financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Net sales:
AN & Nitric Acid	$69,539	$61,707	$144,886	$119,325
Urea ammonium nitrate (UAN)	62,488	52,262	111,659	96,127
Ammonia	25,511	26,830	62,325	60,102
Other	10,554	10,497	18,709	19,174
Total net sales	$168,092	$151,296	$337,579	$294,728

Other Information

For our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 35 months at June 30, 2026.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for product shipments.

Our contract liabilities as of June 30, 2026 and December 31, 2025 were minimal. For the three and six months ended June 30, 2026, revenues recognized from contract liabilities included in the balances as of March 31, 2026 and December 31, 2025, respectively, were minimal. For the three and six months ended June 30, 2025, we recognized revenues of $10.3 million and $1.1 million, respectively, from amounts included in contract liabilities as of March 31, 2025 and December 31, 2024, respectively. Our contract assets consist of unconditional rights to payment from our customers, which are reflected as accounts receivable in our condensed consolidated balance sheets.

For most of our contracts with customers, the transaction price from the inception of a contract is limited to a short period of time (generally one month) as these contracts contain terms with variable consideration related to both price and quantity. At June 30, 2026, we had remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. As of June 30, 2026, the remaining performance obligations totaled approximately $158.0 million, of which approximately 66% relates to 2026 through 2028, approximately 21% relates to 2029 through 2030, with the remainder thereafter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Six Months Ended June 30,
	2026	2025
	(In Thousands)
Cash payments (refunds/reduction) for:

Interest on long-term debt and other	$16,506	$18,503
Capitalized interest	$(785)	$(611)
Income taxes, net	$727	$321

Noncash investing and financing activities:

Property, plant and equipment acquired and not yet paid at end of period	$35,492	$19,066
Loss on extinguishment of debt	$—	$59

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)
Net sales	$168,092	$151,296	$337,579	$294,728
Less:
Cost of sales excluding depreciation, amortization and turnaround expense	105,952	104,867	214,904	211,857
Depreciation and amortization	21,878	20,617	42,725	40,680
Turnaround expense	28,801	2,639	32,695	4,634
Total cost of sales	156,631	128,123	290,324	257,171
Selling, general and administrative
Wages and benefits	7,981	6,037	18,316	12,257
Other selling general and administrative	4,950	3,807	8,440	7,740
Total selling general and administrative	12,931	9,844	26,756	19,997
Interest expense	7,070	7,886	14,187	15,950
Loss on extinguishment of debt	—	59	—	59
Loss from asset write-down and disposals	1,718	2,528	929	2,599
Income tax benefit	(1,917)	1,084	(4,047)	801
Other segment (income) expense, net (a)	(2,152)	(1,234)	(4,066)	(3,215)
Segment net income (loss)	(6,189)	3,006	13,496	1,366

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net (loss) income	$(6,189)	$3,006	$13,496	$1,366

_____________________________

(a) For the periods presented, amount consisted primarily of interest income.

The measure of our chemical manufacturing segment assets is reported on the condensed consolidated balance sheet as total assets. Expenditures for long-lived chemical manufacturing segment assets are reported on our condensed consolidated statement of cash flows.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Asset Acquisition

On May 18, 2026, we acquired full ownership of the carbon capture and sequestration project currently underway at our El Dorado, Arkansas facility (the “Project”) from Lapis Carbon Solutions. The total purchase price and remaining completion capital associated with the Project are estimated at approximately $95 million. The acquisition was accounted for as an asset acquisition.

Under the purchase and sale agreement for the acquisition, the contingent purchase consideration becomes payable in three separate installments upon achievement of three defined Project milestones and completion activities, none of which had occurred as of June 30, 2026. No amount of the purchase price was paid during the three and six months ended June 30, 2026. As of June 30, 2026, management concluded that the contractual conditions giving rise to the contingent purchase consideration had not met the applicable recognition criteria. Accordingly, no liability for the contingent purchase consideration has been recognized as of June 30, 2026.

We continue to incur development and construction costs associated with the Project, which are capitalized as incurred in accordance with the Company’s accounting policies. For the three and six months ended June 30, 2026, our cash expenditure on the Project was $10.8 million. This amount did not include any portion of the acquisition purchase price. We will recognize the contingent purchase consideration as an additional cost of the acquired assets when payment becomes probable and reasonably estimable.

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
o
During the second quarter we successfully completed an extensive and complex Turnaround of our El Dorado ammonia plant on time, within budget and injury free.
o
In addition, we began Turnaround work at our Pryor Facility in the second quarter, accelerating the commencement date from its originally scheduled third quarter timeframe. The shift forward in the commencement of the Turnaround moved the majority of the costs and lost production from the Turnaround from the third quarter to the second quarter. The Turnaround at the Pryor Facility was completed during the third quarter.
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

Summary of Low Carbon Ammonia Initiatives

In May 2026, we reached an agreement to assume full ownership of our project to capture and sequester CO2 at our El Dorado Facility (the “Project”) from Lapis Carbon Solutions (“Lapis”). The milestone-based structure of the agreement aligns our capital deployment with Project advancement, while limiting upfront capital exposure. The Project is expected to be completed and operational in the first quarter of 2027, subject to United States Environmental Protection Agency (“EPA”) approval of our Class VI permit, at which time CO2 injections are expected to begin.

Once operational, the Project will initially capture and sequester approximately 400,000 to 500,000 metric tons of CO2 per year in underground saline aquifers. The sequestered CO2 is expected to reduce our overall scope 1 GHG emissions by approximately 25% from current levels. In addition, the Project is expected to enable us to produce between 305,000 and 380,000 metric tons per year of low carbon ammonia, a product that could potentially be sold at higher price levels than conventional ammonia.

Key Project milestones include:

•
In April 2022, we entered into an agreement with Lapis to develop the Project.
•
In February 2023, a pre-construction Class VI permit application was filed with the EPA. The EPA recognized the application as complete in March 2023 and is currently in the review process.
•
In May 2024, we announced an agreement to supply, for a five-year period commencing January 1, 2025, up to 150,000 short tons per year of low carbon ammonium nitrate solution (“ANS”) to Freeport Minerals Corporation (“Freeport”). In early 2025, we began supplying conventional ANS to Freeport from our El Dorado Facility and expect to phase-in the low carbon contracted volume in early 2027, once the Project is operational. Freeport intends to use the low carbon ANS purchased from us for its United States copper mining operations.
•
In June 2025, a stratigraphic injection well was drilled at the El Dorado site and data has been gathered to support the EPA in its continuing technical review of our Class VI application. The pre-construction Class VI permit application was resubmitted to the EPA in December 2025. Once the Project receives EPA approval, we intend to use this well for CO2 injections.
•
In May 2026, we reached an agreement to take full ownership of the Project. The sequestered CO₂ generated from the facility's ammonia production is expected to qualify for the enhanced federal tax credit, currently $85 per metric ton of CO2, under Internal Revenue Code Section 45Q. Based on expected capture volumes, the Company estimates the Project could generate approximately $25 million to $30 million of annual earnings when fully operational, net of operating costs, over the 12-year credit period, subject to continued qualification. Although the credits are expected to be recognized in earnings as they are earned, the timing of related cash inflows may vary depending on the tax credit monetization method selected. As a result, cash receipts may not coincide with earnings recognition.

Market Outlook

Demand for our industrial products remains strong, including demand for AN, supported by continued mining-sector investment across North America and globally, as well as broader capital spending tied to AI-related infrastructure, data centers, power generation and electrification. Favorable supply / demand fundamentals, further supported by producer outages, continue to underpin both spot and contract pricing, while new mining and aggregate projects are expected to support medium to longer-term demand for explosives used in copper, iron ore, quarrying and infrastructure-related production.

We believe our industrial business provides a meaningful degree of downside protection from risks associated with economic uncertainty, including those related to tariffs, fluctuating oil and commodity prices, concerns about inflation and the ongoing instability in the Middle East, including the U.S.-Iran conflict. A significant portion of our volumes are already contracted, our customer base is diverse and located almost entirely in the United States, and we have the ability to optimize our product mix. In addition, we expect European marginal cost of production to be higher throughout the remainder of 2026, driven by elevated natural gas costs and a tight global market for nitrogen products, particularly as demand for fertilizers in India remains strong and export capacity from China and other sources continues to be limited.

The fertilizer markets remain constructive as conditions continue to evolve following the Strait of Hormuz disruption earlier this year. Ammonia prices remain elevated relative to historical averages, although they have moderated from first-half highs as seasonal demand normalizes and supply conditions improve. Urea Ammonium Nitrate (UAN) pricing remains favorable even as prices normalize from elevated levels, with a constructive demand outlook expected to support increased demand in the second half of 2026. Other developments that could impact product pricing include the continued attacks affecting Russian nitrogen plants, ports, and ships, as well as the ongoing risk related to instability in the Middle East, including the U.S. – Iran conflict.

The outlook for U.S. corn calls for approximately 95 million planted acres of corn for the 2026/2027 marketing season with global ending stocks projected to be at the lowest levels in over a decade supporting improved corn prices. We believe this will support strong fertilizer application rates and we anticipate robust nitrogen demand through the fall fertilizer application season.

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

According to the World Agricultural Supply and Demand Estimates Report dated July 10, 2026 (the “July Report”), farmers planted approximately 95.3 million acres of corn in the 2026 planting season, down 3.5% compared to the 2025 planting season. According to the July Report, the U.S. Department of Agriculture (“USDA”) estimates the U.S. ending stocks for the 2026 Harvest will be approximately 45.5 million metric tons, a 11.3% decrease from the 2025 Harvest. The USDA's expected yield per acre for the 2026 Harvest is 183.0 bushels, down approximately 1.9% from a year ago.

The following July 2026 estimates are associated with the corn market:

	2027 Crop	2026 Crop		2025 Crop
	(2026 Harvest)	(2025 Harvest)	Percentage	(2024 Harvest)	Percentage
	July Report (1)	July Report (1)	Change (2)	July Report (1)	Change (3)
U.S. Area Planted (Million acres)	95.3	98.8	(3.5%)	90.9	4.8%
U.S. Yield per Acre (Bushels)	183.0	186.5	(1.9%)	179.3	2.1%
U.S. Production (Million bushels)	16,000	17,021	(6.0%)	14,892	7.4%
U.S. Ending Stocks (Million metric tons)	45.5	51.3	(11.3%)	39.4	15.5%
World Ending Stocks (Million metric tons)	275.3	298.7	(7.8%)	296.2	(7.1%)

1.
Information obtained from the July Report for the 2026/2027 (“2027 Crop”), 2025/2026 (“2026 Crop”) and 2024/2025 (“2025 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2027 Crop amounts compared to the 2026 Crop amounts.
3.
Represents the percentage change between the 2027 Crop amounts compared to the 2025 Crop amounts.

The current USDA corn outlook compared to the prior report for the U.S. is for smaller supplies, greater exports, and reduced ending stocks. Corn beginning stocks were reduced reflecting an increase in feed and residual use that is partly offset by a reduction in corn used for ethanol. The yield is unchanged at 183.0 bushels per acre from the prior month’s report.

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

The following table shows the volume of natural gas utilized to produce the goods we sold and the associated average cost per MMBtu:

	Three Months Ended June 30,
	2026	2025
Natural gas volumes (MMBtu in millions)	6.4	7.3
Natural gas average cost per MMBtu	$2.96	$3.50

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

We recently completed the scheduled ammonia plant Turnaround at our El Dorado Facility, which commenced during the second quarter of 2026. Additionally, we made the decision to pull forward the commencement of scheduled Turnaround work at our Pryor Facility from the third quarter into the second quarter of 2026. We did not perform any major planned ammonia Turnaround events during 2025.

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

Consolidated Results of the Second Quarter of 2026

Our consolidated net sales for the second quarter of 2026 were $168.1 million compared to $151.3 million for the same period in 2025. Our consolidated operating loss for the second quarter of 2026 was $2.7 million compared to operating income of $10.5 million for the same period in 2025. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Second Quarter

Selling Prices

For the second quarter of 2026, average selling prices for all of our major products increased compared to the second quarter of 2025.

Turnaround Activities

As discussed above, during the second quarter of 2026, we performed major Turnaround activities at our El Dorado Facility and started a full plant Turnaround at our Pryor Facility. The Pryor Facility Turnaround was completed during the third quarter of 2026. When such activities are performed, overall results are negatively impacted. This impact includes lost contribution margin from lost sales, lost fixed cost absorption from lower production, and increased costs associated with repairs and maintenance. In addition, Turnaround-related costs may be incurred in periods earlier than the actual outage of the plant for activities such as planning and procurement of materials. Turnaround costs for the three months ended June 30, 2026 and 2025, were $28.8 million and $2.6 million, respectively, while Turnaround costs for the six months ended June 30, 2026 and 2025, were $32.7 million and $4.6 million, respectively.

Chief Executive Officer One-Time Retention Award (2026 only)

During the second quarter of 2026,we granted a one-time retention award of 706,880 restricted stock units (“RSUs”) to Mark T. Behrman, our Chief Executive Officer, which award is subject to cliff vesting and will vest on March 31, 2029. This award will increase stock-based compensation expense on a quarterly basis by approximately $0.9 million. See our discussion in “Equity Awards” in Note 1.

Plant, Property and Equipment Impairments (2025 only)

For the second quarter of 2025, we recorded asset write-downs primarily related to assets no longer in use in the amount of $2.5 million. These write-downs are included in “Other expense, net” on our condensed consolidated statements of operations.

Loss on Extinguishment of Senior Secured Notes (2025 only)

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

Results of Operations

The following is a discussion and analysis of our condensed consolidated results of operations for the three and six months ended June 30, 2026 and 2025.

Net sales to unaffiliated customers are reported in the condensed consolidated financial statements. Gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth certain financial information for the three months ended June 30, 2026 and 2025, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended June 30,			Percentage
	2026	2025	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$69,539	$61,707	$7,832	13%
Urea ammonium nitrate (UAN)	62,488	52,262	10,226	20%
Ammonia	25,511	26,830	(1,319)	(5)%
Other	10,554	10,497	57	1%
Total net sales	$168,092	$151,296	$16,796	11%

Gross profit	11,461	23,173	(11,712)	(51)%
Depreciation and amortization (1)	21,878	20,617	1,261	6%
Turnaround expense	28,801	2,639	26,162	991%
Adjusted gross profit (2)	$62,140	$46,429	$15,711	34%

Selling, general and administrative expense	12,931	9,844	3,087	31%
Other expense, net	1,272	2,836	(1,564)	(55)%
Operating (loss) income	(2,742)	10,493	(13,235)	N/M
Interest expense, net	7,070	7,886	(816)	(10)%
Loss on extinguishment of debt	—	59	(59)	N/M
Non-operating other income, net	(1,706)	(1,542)	(164)	11%
(Benefit) provision for income taxes	(1,917)	1,084	(3,001)	N/M
Net (loss) income	$(6,189)	$3,006	$(9,195)	N/M

Other information:
Gross profit percentage (3)	6.8%	15.3%	(8.5)%
Adjusted gross profit percentage (3)	37.0%	30.7%	6.3%
Property, plant and equipment expenditures	$29,265	$18,480	$10,785
Development of carbon capture and sequestration facility	$10,819	$—	$10,819

_____________________________

N/M-Not meaningful.

1.
Represents amount classified as cost of sales.
2.
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
3.
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial products, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended June 30,			Percentage
Product (tons sold)	2026	2025	Change	Change
AN & Nitric Acid	179,339	161,509	17,830	11%
Urea ammonium nitrate (UAN)	130,818	151,807	(20,989)	(14)%
Ammonia	35,667	66,069	(30,402)	(46)%
Total	345,824	379,385	(33,561)	(9)%

	Three Months Ended June 30,			Percentage
Gross Average Selling Prices (price per ton)	2026	2025	Change	Change
AN & Nitric Acid	$388	$382	$6	2%
Urea ammonium nitrate (UAN)	$478	$344	$134	39%
Ammonia	$715	$406	$309	76%

	Three Months Ended June 30,			Percentage
Average Benchmark Prices (price per ton)	2026	2025	Change	Change
Tampa Ammonia Benchmark	$787	$416	$371	89%
NOLA UAN	$494	$344	$150	44%

Net Sales

We recorded net sales of $168.1 million during the second quarter of 2026 compared to $151.3 million for the second quarter of 2025, representing an increase of $16.8 million. The increase was primarily due to higher sales prices on all our products partially offset by volume decreases resulting from of Turnarounds at two of our facilities. In addition to the impact of the Turnarounds, UAN volumes were lower as production shifted to AN and Nitric Acid as part of our product mix strategy in response to tight market conditions.

Gross Profit

We recognized a gross profit of $11.5 million for the second quarter of 2026 compared to $23.2 million for the same period in 2025, or an $11.7 million reduction. Overall, our gross profit percentage for the second quarter of 2026 was 6.8% compared to 15.3% for the same period in 2025. Our adjusted gross profit percentage increased to 37.0% for the second quarter of 2026 from 30.7% for the second quarter of 2025. Our gross profit for the second quarter of 2026 was lower compared to the same period of 2025 primarily due to the cost of the two major Turnarounds, partially offset by an increase in sales, as discussed above.

Selling, General and Administrative

Our SG&A expenses were higher for the second quarter of 2026 compared to the same period of 2025, primarily due to an increase in salaries and wages, short term incentive compensation, stock-based compensation from a one-time retention grant (see “Equity Awards” in Note 1) and professional fees.

Other Expense, net

Other expense, net, during the second quarter of 2026 consisted primarily of asset write-offs partially offset by sales and use tax recoveries resulting from our ongoing review whereas other expense, net, during the second quarter of 2025 consisted primarily of asset write-downs.

Interest Expense

Interest expense for the second quarter of 2026 was $7.1 million compared to $7.9 million for the same period in 2025. The decrease was primarily due to a lower outstanding balance on our Senior Secured Notes as a result of repurchases in 2025.

Loss on Extinguishment of Debt

During the second quarter of 2025, we repurchased $32.4 million in principal amount of our Senior Secured Notes for approximately $32.1 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million. There were no repurchases during the second quarter of 2026.

Non-operating Other Income, net

Non-operating other income, net for the second quarter of 2026 was $1.7 million compared to $1.5 million for the same period of 2025, primarily related to interest income earned during both periods from our short-term investments. Our average short-term investments balance including cash equivalents, was higher during the second quarter of 2026 but interest rates were lower during this period compared to the second quarter of 2025.

(Benefit) Provision for Income Taxes

The benefit for income taxes for the second quarter of 2026 was $1.9 million compared to a provision for income taxes of $1.1 million for the same period of 2025. The resulting effective tax rate for the second quarter of 2026 was a benefit on pre-tax loss of 23.7% compared to a provision for income taxes of 26.5% for the same period of 2025. For the second quarter of 2026, the effective tax rate was higher than the statutory rate primarily due to state taxes and deferred benefits from state tax law changes, partially offset by nondeductible compensation expense. For the second quarter of 2025, the effective tax rate was higher than the statutory rate primarily due to nondeductible compensation expense and state taxes. See discussion in Note 7.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table contains certain financial information for the six months ended June 30, 2026 and 2025, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Six Months Ended June 30,			Percentage
	2026	2025	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$144,886	$119,325	$25,561	21%
Urea ammonium nitrate (UAN)	111,659	96,127	15,532	16%
Ammonia	62,325	60,102	2,223	4%
Other	18,709	19,174	(465)	(2)%
Total net sales	$337,579	$294,728	$42,851	15%

Gross profit	$47,255	$37,557	$9,698	26%
Depreciation and amortization (1)	42,725	40,680	2,045	5%
Turnaround expense	32,695	4,634	28,061	606%
Adjusted gross profit (2)	$122,675	$82,871	$39,804	48%

Selling, general and administrative expense	26,756	19,997	6,759	34%
Other expense, net	85	2,599	(2,514)	(97)%
Operating income	20,414	14,961	5,453	36%
Interest expense, net	14,187	15,950	(1,763)	(11)%
Loss on extinguishment of debt	—	59	(59)	N/M
Non-operating other income, net	(3,222)	(3,215)	(7)	0%
(Benefit) provision for income taxes	(4,047)	801	(4,848)	N/M
Net income	$13,496	$1,366	$12,130	888%

Other information:
Gross profit percentage (3)	14.0%	12.7%	1.3%
Adjusted gross profit percentage (3)	36.3%	28.1%	8.2%
Property, plant and equipment expenditures	$46,241	$39,347	$6,894
Development of carbon capture and sequestration facility	$10,819	$—	$10,819

_____________________________

N/M-Not meaningful.

1.
Represents amount classified as cost of sales.
2.
Represents a non-GAAP measure since the amount excludes unallocated depreciation, amortization and Turnaround expenses.
3.
As a percentage of the total net sales.

The following tables provide key operating metrics for the fertilizer and major industrial products, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Six Months Ended June 30,			Percentage
Product (tons sold)	2026	2025	Change	Change
AN & Nitric Acid	357,201	312,040	45,161	14%
Urea ammonium nitrate (UAN)	259,441	300,372	(40,931)	(14)%
Ammonia	101,707	139,472	(37,765)	(27)%
Total	718,349	751,884	(33,535)	(4)%

	Six Months Ended June 30,			Percentage
Gross Average Selling Prices (price per ton)	2026	2025	Change	Change
AN & Nitric Acid	$406	$382	$24	6%
Urea ammonium nitrate (UAN)	$430	$320	$110	34%
Ammonia	$613	$431	$182	42%

	Six Months Ended June 30,			Percentage
Average Benchmark Prices (price per ton)	2026	2025	Change	Change
Tampa Ammonia Benchmark	$704	$455	$249	55%
NOLA UAN	$421	$310	$111	36%

Net Sales

Net sales of our primary products increased during the first half of 2026 compared to the prior year period primarily due to higher sales prices on all our products partially offset by volume decreases resulting from Turnarounds at two of our facilities. In addition to the impact of the Turnarounds, UAN volumes were lower as production shifted to AN and Nitric Acid as part of our product mix strategy in response to current market conditions, while ammonia volumes were lower as more was utilized downstream on upgraded product.

Gross Profit

As noted in the table above, we recognized a gross profit of $47.3 million for the first half of 2026 compared to $37.6 million for the same period in 2025, a $9.7 million increase. Overall, our gross profit percentage was 14.0% compared to a gross profit percentage of 12.7% for the same period in 2025. Our adjusted gross profit percentage was 36.3% for the first half of 2026 compared to 28.1% for the same period in 2025. Our gross profit for the first half of 2026 was higher compared to the same period of 2025 primarily due to the increase in sales discussed above, partially offset by Turnaround costs, higher natural gas and sulfur costs and higher depreciation due to recent investments in our facilities.

Selling, General and Administrative

Our SG&A expenses were higher for the first half of 2026 compared to the same period of 2025, primarily due to an increase in salaries and wages, short-term incentive compensation and stock-based compensation (see discussion of the Side Letter and retention grant within “Equity Awards” in Note 1) and professional fees.

Interest Expense

Interest expense for the first half of 2026 was $14.2 million compared to $16.0 million for the same period in 2025. The decrease primarily related to reduced interest expense as a result of repurchases of Senior Secured Notes made during the second and fourth quarters of 2025.

Loss on Extinguishment of Debt

During the first half of 2025, we repurchased $32.4 million in principal amount of our Senior Secured Notes for approximately $32.1 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million. There have been no repurchases so far during 2026.

Other Expense, net

Other expense, net during the first half of 2026 includes write-downs of assets no longer being used in operations, partially offset by gains from the sale of real estate and tangible property of certain former agricultural retail locations that had ceased operations and sales and use tax recoveries resulting from our ongoing review. Other expense, net, during the first half of 2025 consisted of asset write-downs related to assets no longer being used in operations.

Non-operating Other Income, net

Non-operating other income, net for the first half of 2026 and 2025 was $3.2 million for both periods and primarily related to interest income earned during both periods from our short-term investments. Our average short-term investments balance including cash equivalents, was higher during the first half of 2026 but interest rates were lower during this period compared to the first half of 2025.

(Benefit) Provision for Income Taxes

The benefit for income taxes for the first half of 2026 was $4.0 million compared to a provision for income taxes of $0.8 million for the same period of 2025. The resulting effective tax rate for the first half of 2026 was a benefit of 42.8% compared to a provision for income taxes of 37.0% for the same period of 2025. For the first half of 2026, the effective tax rate was lower than the statutory rate primarily due to the release of state valuation allowances, partially offset by nondeductible compensation expense. For the first half of 2025, the effective tax rate was higher than the statutory rate primarily due to nondeductible compensation expense and state taxes. See discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the six months ended June 30:

	2026	2025	Change
	(In Thousands)
Net cash flows from operating activities	$111,154	$25,001	$86,153

Net cash flows from investing activities	$(100,953)	$4,826	$(105,779)

Net cash flows from financing activities	$(9,356)	$(44,443)	$35,087

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $111.2 million for the first six months of 2026 compared to $25 million for the same period of 2025, a change of $86.2 million. The increase was primarily a result of improved operating income and changes in working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $101.0 million for the first six months of 2026 compared to net cash provided by investing activities of $4.8 million for the same period of 2025, a change of $105.8 million.

For the first six months of 2026, the net cash used by investing activities primarily related to purchases of short-term investments of $215.8 million, expenditures for property, plant and equipment of $46.2 million and development of our CO2 capture and sequestration project of $10.8 million partially offset by proceeds from short-term investments, a recovery of PP&E costs and proceeds from sales of property, plant and equipment totaling $171.8 million.

For the first six months of 2025, the net cash provided by investing activities primarily related to proceeds from short-term investments of $154.6 million, partially offset by purchases of short-term investments of $110.3 million and expenditures for property, plant and equipment of $39.3 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $9.4 million for the first six months of 2026 compared to $44.4 million for the same period of 2025, a change of $35.1 million.

For the first six months of 2026, the net cash used by financing activities primarily consisted of payments on short-term financing and finance leases of $7.4 million and $2.1 million for tax withholding obligations related to the vesting of equity awards.

For the first six months of 2025, the net cash used by financing activities primarily consisted of repurchases of our Senior Secured Notes of $32.1 million, payments on a secured financing due 2025 and short-term financing of $11.3 million and $1.2 million for tax withholding obligations related to the vesting of equity awards.

Capitalization

The following table summarizes our total cash and cash equivalents, short-term investments, long-term debt and stockholders’ equity as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(In Millions)
Cash and cash equivalents	$20.4	$19.5
Short-term investments	197.6	129.0
Total cash, cash equivalents and short-term investments	$218.0	$148.5
Long-term debt:
Revolving Credit Facility	$—	$—
Senior Secured Notes due 2028 (1)	438.6	438.6
Finance Leases	5.8	6.2
Unamortized debt issuance costs (2)	(3.1)	(3.7)
Total long-term debt, including current portion, net	$441.3	$441.1
Total stockholders' equity	$539.2	$520.0

_____________________________

(1)
See discussion contained in Note 4.
(2)
Debt issuance costs as of June 30, 2026 and December 31, 2025 of approximately $0.4 million and $0.5 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance costs. These costs are included in our condensed consolidated balance sheets in Intangible and other assets, net.

We currently have a revolving credit facility pursuant to a credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), with a borrowing base up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and an availability block of $7.5 million which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of June 30, 2026, our Revolving Credit Facility was undrawn and had approximately $51 million of availability. See Note 4 for further discussion of the Revolving Credit Facility.

For the full year of 2026, we expect capital expenditures for our core nitrogen-based business to be approximately $80 million, of which $63 million is expected to be spent on sustaining production and the remainder spent on growth initiatives. Additionally, we also expect to expend approximately $95 million on the acquisition and development of our CO2 capture and sequestration project, with a significant majority of that cost incurred in 2026.

As of June 30, 2026, we had approximately $218.0 million of cash and short-term investments. From time to time, we may seek to deploy capital through common stock repurchases or the repurchase of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Compliance with Long-Term Debt Covenants

As discussed in Note 4, the Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of June 30, 2026, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – We had $438.6 million aggregate principal amount of Senior Secured Notes outstanding as of June 30, 2026. Interest is to be paid semiannually in arrears on May 15th and October 15th. The Senior Secured Notes mature on October 15, 2028.

Revolving Credit Facility – At June 30, 2026, our Revolving Credit Facility was undrawn and had approximately $51 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Finance Leases – Our finance leases consist primarily of leases on railcars. Most of our railcar leases are classified as operating leases.

Capital Expenditures – First Half of 2026

For the first half of 2026, capital expenditures relating to property, plant and equipment were $46.2 million. Of the expenditures for the first half of 2026, approximately $41.6 million was spent on projects to sustain our production capacity while approximately $4.7 million was spent on growth initiatives. In addition, we expended $10.8 million for the development of our CO2 capture and sequestration project. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our total expected capital expenditures for the remainder of 2026.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $2.7 million for the first six months ended June 30, 2026 in connection with environmental projects. For the remainder of 2026, we expect to incur expenses ranging from $2.6 million to $2.9 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of June 30, 2026, we have agreed to indemnify the sureties for payments, up to $10.2 million, made by them in respect of such bonds.

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

It is also reasonably possible that the estimates and assumptions utilized as of June 30, 2026, could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

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

The following table reconciles gross profit to adjusted gross profit.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In Thousands)		(In Thousands)
Reconciliation of Gross Profit to Adjusted Gross Profit:
Gross profit	$11,461	$23,173	$47,255	$37,557
Depreciation and amortization	21,878	20,617	42,725	40,680
Turnaround expenses	28,801	2,639	32,695	4,634
Adjusted gross profit	$62,140	$46,429	122,675	82,871

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

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At June 30, 2026, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, and as such, are exempt from derivative accounting requirements. At June 30, 2026, we had no outstanding natural gas contracts which are subject to derivative accounting requirements.

Interest Rate Risk

We may be exposed to variable interest rate risk with respect to our Revolving Credit Facility when there are outstanding borrowings. As of June 30, 2026, we had no outstanding borrowings on this credit facility and no other variable rate borrowings and, as a result, we currently do not hedge our interest rate risk associated with any variable interest rate loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2026. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
the execution and success of our advanced low carbon ammonia initiatives, including the Project;
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
•
the anticipated cost and timing of our capital projects, including the Project;
•
certain costs covered under warranty provisions;
•
our ability to pass cost increases to our customers in the form of higher prices;
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
•
limitations due to financial covenants;
•
our ability to obtain required regulatory approvals and satisfy other requirements for our carbon capture and sequestration project at our El Dorado Facility;
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

If we are unable to obtain required regulatory approvals and satisfy other requirements for our carbon capture and sequestration project at our El Dorado Facility, we may not realize the anticipated benefits of the project, and our business, financial condition, results of operations and cash flows could be adversely affected.

In May 2026, we acquired full ownership of the carbon capture and sequestration project at our El Dorado Facility (the “Project”) from Lapis Carbon Solutions. The Project is designed to capture and sequester CO2 generated from our El Dorado Facility ammonia production in underground saline aquifers, and its completion and the commencement of CO2 injections are conditioned upon our receipt of a Class VI permit from the United States Environmental Protection Agency (the “EPA”). A pre-construction Class VI permit application was filed with the EPA in February 2023, which the EPA recognized as complete in March 2023. The application was resubmitted in December 2025 following the EPA’s continuing technical review. Obtaining a Class VI permit is a rigorous, multi-year regulatory process that requires extensive EPA review of the suitability of the proposed storage reservoir.

The EPA may not grant a Class VI permit for the Project, or may not do so on the timeline we currently anticipate. Unless necessary EPA approvals are obtained, we will be unable to complete construction of the Project or commence CO2 injections as planned, and we may be unable to recover some or all of the capital we have invested or expect to invest in the Project. The total purchase price and remaining completion capital associated with the Project is currently estimated at approximately $95 million.

Even if the EPA ultimately approves the Class VI permit application, the approval process may take significantly longer than we currently anticipate. We currently expect the Project to be completed and operational in the first quarter of 2027, subject to EPA approval of our Class VI permit, at which time CO2 injections are expected to begin. Although we drilled a stratigraphic injection well at the El Dorado site in June 2025 to gather data supporting the EPA’s technical review, our application remains subject to further review. The timing of EPA approval is largely outside of our control and could be affected by, among other things, the EPA’s internal review procedures and resource constraints, requests for additional information, legal or administrative challenges to the permit or changes in applicable regulatory policy.

A failure to obtain necessary EPA approvals would prevent us from realizing the anticipated benefits of the Project, including our ability to produce low carbon ammonia and upgraded products, such as the sale of low carbon ammonium nitrate under our existing supply agreement with Freeport Minerals Corporation, and our eligibility for tax credits under Section 45Q of the Internal Revenue Code (the “Code”). In addition, a significant delay in receiving the Class VI permit approval could increase the costs of completing the Project, require us to incur additional capital expenditures and postpone the commencement of CO2 injections and our production of low carbon ammonium nitrate. Any such failure or delay could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Even if the required EPA approvals are obtained, the Project remains subject to construction, commissioning, operational and third-party performance risks. Successful completion of the Project depends on the performance of the construction manager, construction contractors, equipment suppliers and other third parties involved in engineering, design, procurement, construction, installation, drilling, completion, testing and commissioning. Construction delays, cost overruns, contractor disputes, safety incidents, force majeure events, equipment failures, inability to satisfy completion tests, or failure to achieve commercial operation at expected volumes could delay or prevent the Project from becoming operational, increase our capital expenditures or reduce the Project’s expected benefits.

Furthermore, our ability to claim, monetize or retain Section 45Q tax credits depends on our ability to comply with applicable sequestration standards, monitoring and reporting requirements, prevailing wage and apprenticeship requirements, recordkeeping obligations and other guidance or regulations issued by the U.S. Department of the Treasury or the Internal Revenue Service. If we fail to satisfy applicable Section 45Q requirements, or if applicable law or guidance changes, we may be unable to claim tax credits at the anticipated amount or timing, or such credits could be reduced, delayed, disallowed or subject to recapture. If any of these regulatory, construction, operational or tax contingencies are not satisfied, or are satisfied later or on less favorable terms than we expect, we may be unable to complete, place in service or operate the Project as planned. In that event, we may experience delays in the commencement of CO2 injections, fail to realize some or all of the anticipated benefits of the Project, and be unable to recover some or all of the purchase price, completion capital and other costs associated with the Project. Any such developments could adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors

Damien J. Renwick, Executive Vice President and Chief Commercial Officer

On May 13, 2026, Damien J. Renwick, our Executive Vice President and Chief Commercial Officer, entered into a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. Renwick, acting through a broker, may sell up to an aggregate of 15,890 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Sales of shares under the plan may only occur from August 12, 2026 to June 30, 2027. The plan is scheduled to terminate on June 30, 2027, subject to earlier termination upon the sale of all shares subject to the plan or the expiration of all sale orders under the plan, upon termination by Mr. Renwick or the broker, or as otherwise provided in the plan.

Jonathan Z. Ackerman, Member of the Board of Directors

On May 13, 2026, Jonathan Z. Ackerman, a member of our board of directors, entered into Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides that Mr. Ackerman, acting through a broker, may purchase up to an aggregate of 9,000 shares of our common stock, subject to adjustments for stock splits, stock combinations, stock dividends and other similar changes to our common stock. Purchases of shares under the plan may begin on August 12, 2026. The plan will terminate upon the earliest to occur of the purchase of all shares subject to the plan, upon termination by Mr. Ackerman or the broker, or as otherwise provided in the plan.

Other than as described above, during the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

See “Index to Exhibits” on page 39.

Index to Exhibits Item 6.

Exhibit Number	Exhibit Title	Incorporated by Reference to the Following

3(i).1	Restated Certificate of Incorporation of LSB Industries, Inc., dated January 21, 1977, as amended August 27, 1987	Exhibit 3(i).1 to the Company’s Form 10-K filed on February 28, 2013

3(i).2	Certificate of Amendment to the Restated Certificate of Incorporation of LSB Industries, dated September 23, 2021	Exhibit 3(i).2 to the Company’s Registration Statement on Form S-3 filed on November 16, 2021

3(ii).1	Third Amended and Restated Bylaws of LSB Industries, Inc.	Exhibit 3(ii).1(a) to the Company’s Form 10-Q filed on April 30, 2026

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

LSB INDUSTRIES, INC.

Date: July 30, 2026	/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)