Form 10-Q
period 2026-09-30
LSB INDUSTRIES, INC.
filed 2026-10-29
CIK 60714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

The number of shares outstanding of the registrant's common stock was 72,002,670 shares as of October 23, 2026.

FORM 10-Q OF LSB INDUSTRIES, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Information at September 30, 2026 is unaudited)

	September 30, 2026	December 31, 2025
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$37,696	$19,511
Short-term investments	165,775	128,960
Accounts receivable	57,847	57,609
Allowance for doubtful accounts	(391)	(401)
Accounts receivable, net	57,456	57,208
Inventories:
Finished goods	18,898	16,705
Raw materials	1,981	1,605
Total inventories	20,879	18,310
Supplies, prepaid items and other:
Prepaid insurance	1,481	12,588
Precious metals	21,457	14,538
Supplies	33,860	33,399
Other	3,366	5,380
Total supplies, prepaid items and other	60,164	65,905
Assets held for sale	1,000	3,400
Total current assets	342,970	293,294
Property, plant and equipment, net	831,071	833,525
Other assets:
Operating lease assets	49,111	45,571
Intangible and other assets, net	1,368	1,149
Total other assets	50,479	46,720
Total assets	$1,224,520	$1,173,539
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	68,933	64,514
Short-term financing	—	10,686
Accrued and other liabilities	44,087	29,551
Current portion of long-term debt	888	760
Total current liabilities	113,908	105,511
Long-term debt, net	441,272	440,295
Noncurrent operating lease liabilities	40,175	37,668
Other noncurrent accrued and other liabilities	535	535
Deferred income taxes, net	70,524	69,557
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $.10 par value per share; 150 million shares authorized, 91.2 million shares issued	9,117	9,117
Capital in excess of par value	511,035	506,821
Retained earnings	262,118	232,275
	782,270	748,213
Less treasury stock, at cost:
Common stock, 19.2 million shares (19.5 million shares at December 31, 2025)	224,164	228,240
Total stockholders' equity	558,106	519,973
Total liabilities and stockholders’ equity	$1,224,520	$1,173,539

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands, Except Per Share Amounts)
Net sales	$158,602	$155,431	$496,181	$450,159
Cost of sales	115,500	129,888	405,824	387,059
Gross profit	43,102	25,543	90,357	63,100

Selling, general and administrative expense	14,764	10,333	41,520	30,330
Other expense (income), net	1,531	(419)	1,616	2,180
Operating income	26,807	15,629	47,221	30,590
Interest expense, net	6,755	7,363	20,942	23,313
Loss on extinguishment of debt	—	—	—	59
Non-operating other income, net	(1,838)	(1,385)	(5,060)	(4,600)
Income before income taxes	21,890	9,651	31,339	11,818
Provision for income taxes	5,543	2,536	1,496	3,337
Net income	$16,347	$7,115	$29,843	$8,481

Net income per common share:
Basic:
Net income	$0.23	$0.10	$0.41	$0.12

Diluted:
Net income	$0.22	$0.10	$0.41	$0.12

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock Shares	Treasury Stock- Common Shares	Common Stock Par Value	Capital in Excess of Par Value	Retained Earnings	Treasury Stock- Common	Total
	(In Thousands)
Balance at December 31, 2025	91,168	(19,505)	$9,117	$506,821	$232,275	$(228,240)	$519,973
Net income					19,685		19,685
Stock-based compensation				4,788			4,788
Vesting of equity compensation		338		(3,954)		3,954	—
Shares withheld upon vesting of equity compensation		(152)				(1,497)	(1,497)
Balance at March 31, 2026	91,168	(19,319)	9,117	507,655	251,960	(225,783)	542,949
Net (loss)					(6,189)		(6,189)
Stock-based compensation				2,880			2,880
Employee stock purchase plan		16		(32)		193	161
Vesting of equity compensation		172		(2,010)		2,010	—
Shares withheld upon vesting of equity compensation		(40)				(584)	(584)
Balance at June 30, 2026	91,168	(19,171)	9,117	508,493	245,771	(224,164)	539,217
Net income					16,347		16,347
Stock-based compensation				2,542			2,542
Balance at September 30, 2026	91,168	(19,171)	$9,117	$511,035	$262,118	$(224,164)	$558,106

Balance at December 31, 2024	91,168	(19,528)	$9,117	$504,578	$207,662	$(229,717)	$491,640
Net (loss)					(1,640)		(1,640)
Stock-based compensation				1,733			1,733
Vesting of equity compensation		369		(4,344)		4,344	—
Shares withheld upon vesting of equity compensation		(133)				(1,170)	(1,170)
Balance at March 31, 2025	91,168	(19,292)	9,117	501,967	206,022	(226,543)	490,563
Net income					3,006		3,006
Stock-based compensation				2,088			2,088
Employee stock purchase plan		22		(105)		262	157
Vesting of equity compensation		39		(454)		453	(1)
Shares withheld upon vesting of equity compensation		(2)				(13)	(13)
Balance at June 30, 2025	91,168	(19,233)	9,117	503,496	209,028	(225,841)	495,800
Net income					7,115		7,115
Stock-based compensation				1,719			1,719
Employee stock purchase plan		1		(2)		6	4
Vesting of equity compensation		12		(141)		141	—
Shares withheld upon vesting of equity compensation		(4)				(29)	(29)
Balance at September 30, 2025	91,168	(19,224)	$9,117	$505,072	$216,143	$(225,723)	$504,609

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In Thousands)
Cash flows from operating activities
Net income	$29,843	$8,481
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	967	3,113
Loss on extinguishment of debt	—	59
Depreciation and amortization of property, plant and equipment	65,195	60,143
Stock-based compensation	10,210	5,540
Write-downs of property, plant and equipment	3,826	3,033
Other	(486)	1,857
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(238)	(7,940)
Inventories	(1,924)	4,473
Prepaid insurance	11,107	12,641
Supplies, prepaid items and other	(6,412)	(1,955)
Accounts payable	6,030	(14,665)
Accrued interest	4,207	4,044
Accrued payroll and benefits	4,220	(1,187)
Other assets and other liabilities	5,111	(62)
Net cash provided by operating activities	131,656	77,575

Cash flows from investing activities
Expenditures for property, plant and equipment	(64,350)	(56,325)
Development of carbon capture and sequestration facility	(24,108)	—
Proceeds from short-term investments	221,378	211,423
Purchases of short-term investments	(257,234)	(171,825)
Recovery of property, plant and equipment costs	20,884	—
Other investing activities	3,159	(215)
Net cash used by investing activities	(100,271)	(16,942)

Cash flows from financing activities
Proceeds from revolving debt facility	1,350	100
Payments on revolving debt facility	(1,350)	(100)
Repurchases of 6.25% Senior Secured Notes	—	(32,076)
Payments on other long-term debt	(594)	(9,024)
Payments on short-term financing	(10,686)	(10,761)
Proceeds from employee stock purchase program	161	161
Taxes paid on equity awards	(2,081)	(1,212)
Net cash used by financing activities	(13,200)	(52,912)

Net increase in cash and cash equivalents	18,185	7,721

Cash and cash equivalents at beginning of period	19,511	20,230
Cash and cash equivalents at end of period	$37,696	$27,951

See accompanying notes to the unaudited condensed consolidated financial statements.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Summary of Significant Accounting Policies

All references to “LSB Industries,” “LSB,” the “Company,” “we,” “us,” and “our” refer to LSB Industries, Inc. and its subsidiaries on a consolidated basis, except where the context makes clear that the reference is only to LSB Industries, Inc. itself and not its subsidiaries. The accompanying unaudited condensed consolidated interim financial statements and notes of LSB have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Pursuant to such rules and regulations, certain disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been omitted. The accompanying unaudited condensed consolidated interim financial statements and notes should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”), filed with the SEC on February 26, 2026. The accompanying unaudited interim financial statements in this report reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025 and the Company’s financial position as of September 30, 2026.

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

Seasonality – The interim results in this report are not necessarily indicative of results for a full year due, in part, to the seasonality of our sales of agricultural products and the timing of performing our major plant maintenance activities. Our selling seasons for agricultural products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November, respectively.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Upon the execution of the Side Letter, Mr. Behrman met the criteria for a qualifying retirement with respect to his equity awards granted in 2024 and 2025. As a result of the shortened amount of time that Mr. Behrman would be required to serve in order to be eligible for vesting, we accelerated recognition of the remaining compensation cost associated with those grants in the amount of $3.1 million during the first quarter of 2026. The modification impacted the timing of expense recognition for the impacted awards by bringing it forward, but did not increase total compensation cost.

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

Property, Plant and Equipment – Property, plant and equipment (“PP&E”) are stated at cost or fair market value in the case of assets acquired through acquisitions, or otherwise at reduced values to the extent there have been asset impairment write-downs, net of accumulated depreciation and amortization. Major renewals and improvements that increase the life, value, or productive capacity of assets are capitalized in PP&E, while maintenance, repairs and minor renewals, including planned maintenance turnarounds, are expensed as incurred. Interest cost related to the construction of qualifying assets is capitalized as part of the construction costs.

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

When PP&E is retired, sold, or otherwise disposed, the asset’s carrying amount and related accumulated depreciation and amortization is removed from the accounts and any gain or loss is included in other expense (income), net in our condensed consolidated statements of operations.

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

For the three and nine months ended September 30, 2026, we recorded net losses on asset disposals and write-downs in the amount of $2.9 million and $3.8 million, respectively. Of these losses, for the three months ending September 30, 2026, $2.4 million was included in “Other expense (income), net” and $0.5 million was included in “Cost of sales” on our condensed consolidated statements of operations. For the nine months ending September 30, 2026, $3.3 million was included in “Other expense (income), net” and $0.5 million was included in “Cost of sales” on our condensed consolidated statements of operations. For the three and nine months ended September 30, 2025, we recorded net losses on asset disposals and write-downs in the amount of $0.4 million and $3.0 million, respectively, all of which were included in “Other expense (income), net” on our condensed consolidated statements of operations.

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

Assets classified as held for sale on the condensed consolidated balance sheet as of September 30, 2026, reflect the net book value of the parcel of land for which a sale is pending, while the amount as of December 31, 2025, reflects the net book values of both the land and the former agricultural retail location sold in February 2026.

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

Pursuant to the terms of the Settlement Agreement, Benham agreed to pay the Company approximately $20.9 million within 60 days of the Settlement Effective Date. Subject to the terms of the Settlement Agreement, the Company and Benham agreed to dismiss their respective claims in the Action against each other, with prejudice. In addition to the cash component, the dismissal allowed us to reverse $2.9 million of payables related to this matter. Both amounts were recorded as reductions in the carrying value of PP&E, which will reduce depreciation expense on a prospective basis. The Settlement Agreement does not include any admission of liability by any party. The settlement payment was received during the second quarter of 2026.

The Settlement Agreement did not release or otherwise discharge any claims, rights or remedies the Company has, may have had or may have in the future against Leidos Inc. (f/k/a Science Applications International Corporation) or Leidos Engineering, LLC (“Leidos Engineering”), including its claims for fraud and breach of contract. The Company plans to continue its vigorous prosecution of its filed claims against Leidos Inc. and Leidos Engineering and continues to seek actual and punitive damages in excess of $300 million. The trial for the Company’s claims against Leidos Inc. and Leidos Engineering began on October 26, 2026 and is expected to last approximately three to four weeks. We can provide no assurance as to the ultimate outcome of the pending litigation.

Derivatives, Hedges and Financial Instruments – In order to mitigate a portion of the commodity price risk associated with natural gas, which we utilize in our manufacturing process, we periodically enter into natural gas forward contracts or volume purchase commitments. Such contracts are required to be accounted for as derivatives under applicable accounting guidance unless they are eligible for, and we elect the normal purchase normal sale (“NPNS”) exception. We are eligible for the NPNS exception when these contracts provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

time in the normal course of business and are documented as such. In the event that we have natural gas derivatives that we do not elect or do not qualify for the NPNS exception, we would account for such contracts as derivatives by recognizing them in the balance sheet at fair value with changes in fair value recognized in the statement of operations. Such derivatives are not designated as hedges for accounting purposes.

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

An operating lease asset represents our right to use the underlying asset as a lessee for the lease term and an operating lease liability represents our obligation to make lease payments arising from the lease. Currently, most of our leases are classified as operating leases and primarily relate to railcars, other equipment and office space. Our leases that are classified as finance leases primarily relate to railcars. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made. We apply a practical expedient to combine lease and non-lease components in calculating the right of use asset and lease liability to certain classes of underlying assets. Our current leases do not contain residual value guarantees. Most of our leases do not include options to extend or terminate the lease prior to the end of the term. Leases with a term of 12 months or less are not recognized in the balance sheet.

As a lessee, we use our incremental borrowing rate based on the lease term and other information available at the commencement date in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the applicable lease term.

From time to time when we have excess freight capacity, we may sublease a portion of our railcars fleet on a short-term basis to other parties. The income from these subleases is recorded as a component of “Other expense (income), net” in our condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, sublease income was not material.

As of September 30, 2026, we had executed operating leases for railcars with lease terms that had not yet commenced. The leases have terms greater than one year, with aggregate lease payments of approximately $7.4 million.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

ASU 2025-11 - In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The amendments do not change the underlying objectives of interim reporting but are designed to enhance clarity in application. The guidance is effective for us beginning in the fiscal year ending December 31, 2028, including interim periods within those fiscal years. While we are currently evaluating the effect of adopting this ASU on the disclosures in our financial statements, we do not expect this ASU to impact our financial condition and results of operations.

Changes to U.S. GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. We considered all ASUs issued and outstanding or that became effective since January 1, 2026 through the date of these financial statements and determined them not to be applicable or materially impact our financial statements other than those ASUs specifically addressed above.

2. Net (Loss) Income per Common Share

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands, Except Per Share Amounts)
Numerator:
Net income	$16,347	$7,115	$29,843	$8,481
Numerator for basic and diluted net income per common share	$16,347	$7,115	$29,843	$8,481

Denominator:
Denominator for basic net income per common share - adjusted weighted-average shares	72,501	71,963	72,341	71,904
Effect of dilutive securities:
Unvested restricted stock and stock units	803	510	852	345
Dilutive potential common shares	803	510	852	345
Denominator for diluted net income per common share - adjusted weighted-average shares	73,304	72,473	73,193	72,249

Basic net income per common share	$0.23	$0.10	$0.41	$0.12

Diluted net income per common share	$0.22	$0.10	$0.41	$0.12

The following securities were not included in the computation of diluted net income per common share as their effect would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Restricted stock and stock units	919,936	246,449	701,509	962,939
	919,936	246,449	701,509	962,939

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Accrued and Other Liabilities

	September 30, 2026	December 31, 2025
	(In Thousands)
Accrued interest	$10,279	$5,711
Current portion of operating lease liabilities	9,012	7,976
Accrued payroll and benefits	14,116	9,896
Other (1)	11,215	6,503
	44,622	30,086
Less noncurrent portion	535	535
Current portion of accrued and other liabilities	$44,087	$29,551

_____________________________

(1)
As of September 30, 2026, “Other” included accrued property taxes of $2.3 million and accrued legal fees of $1.5 million. As of December 31, 2025, “Other” included accrued property taxes of $1.6 million and accrued legal fees of $0.2 million.

4. Long-Term Debt

Our long-term debt consists of the following:

	September 30, 2026	December 31, 2025
	(In Thousands)
Revolving Credit Facility (A)	$—	$—
Senior Secured Notes due 2028, with an interest rate of 6.25% (B)	438,580	438,580
Finance Leases (C)	6,332	6,233
Unamortized debt issuance costs (1)	(2,752)	(3,758)
	442,160	441,055
Less current portion of long-term debt	888	760
Long-term debt due after one year, net	$441,272	$440,295

_____________________________

(1)
Debt issuance costs as of September 30, 2026 and December 31, 2025 of approximately $0.4 million and $0.5 million, respectively, relating to our Revolving Credit Facility (defined below) are not included in Unamortized debt issuance costs. Such costs are included in our condensed consolidated balance sheet in “Intangible and other assets, net.”
(A)
The revolving credit facility pursuant to a credit agreement, dated December 21, 2023, between us, the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), provides for borrowings up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and is also subject to an availability block of $7.5 million (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions) (the “Availability Block”). The Availability Block is applied against the $75 million maximum. The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of September 30, 2026, our Revolving Credit Facility was undrawn and had approximately $62 million of availability, based on our eligible collateral.

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

The Revolving Credit Facility contains a financial covenant, which requires that, solely if we elect to remove the Availability Block, then the Borrowers must maintain a minimum fixed charge coverage ratio of not less than 1.00:1.00. The financial covenant, if triggered, is tested monthly. The financial covenant was not triggered as of September 30, 2026.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(B)
We previously issued at par an aggregate total of $700 million principal value of our Senior Secured Notes due 2028 (“Senior Secured Notes”). The Senior Secured Notes, which mature in October 2028, bear interest at a rate of 6.25% paid in arrears on May 15 and October 15 of each year. From time to time, we have engaged in open market repurchases to extinguish a portion of the outstanding balance. We did not repurchase any of our Senior Secured Notes during the three and nine months ended September 30, 2026. During the nine months ended September 30, 2025, we repurchased $32.4 million in principal amount of our Senior Secured Notes for approximately $32.1 million, which was accounted for as an extinguishment of debt. Including our write-off of the associated remaining portion of unamortized debt issuance costs, we recognized a loss on extinguishment of debt of approximately $0.1 million.
(C)
Finance leases consist primarily of leases on railcars.

5. Commitments and Contingencies

Outstanding Natural Gas Purchase Commitments – Certain of our natural gas contracts qualify for the NPNS exception under U.S. GAAP and thus are not financial instruments for which we mark-to-market. At September 30, 2026, these contracts included volume purchase commitments with fixed prices of approximately 1.5 million MMBtu of natural gas that cover a period from October 2026 through January 2027. The weighted-average price of the natural gas covered by these contracts was $3.23 per MMBtu, for a total of $4.7 million. Based on strip prices, the weighted-average market price of the fixed contracts was $3.10 per MMBtu for a total of $4.5 million. From time to time, when we exceed the funding threshold in our natural gas purchase commitments, we are required to fund cash collateral to our counterparty. As of September 30, 2026, we had no counterparty cash collateral funding requirements.

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

There can be no assurance that we will not incur material costs or liabilities in complying with such laws or in paying fines or penalties for violation of such laws. Our insurance may not cover all environmental risks and costs or may not provide sufficient coverage if an environmental claim is made against us. The Environmental and Health Laws and related enforcement policies have in the past resulted and could in the future result, in significant compliance expenses, cleanup costs (for our sites or third-party sites where our wastes were disposed of), penalties or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of hazardous or toxic materials at or from our facilities or the use or disposal of certain of our chemical products. Further, a number of our facilities are dependent on environmental permits to operate, the loss or modification of which could have a material adverse effect on their operations and our financial condition.

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

As of September 30, 2026, our accrued liabilities for environmental matters totaled approximately $0.4 million relating primarily to the matters discussed below. Estimates of the most likely costs for our environmental matters are generally based on preliminary or completed assessment studies, preliminary results of studies, or our experience with other similar matters. It is reasonably possible that a change in the estimate of our liability could occur in the near term.

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

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agencies as authorized and overseen by the United States Environmental Protection Agency (the “EPA”). These permits limit the type and volume of effluents that can be discharged and control the method of such discharge.

In 2017, the Company filed a Permit Renewal Application for its Non-Hazardous Injection Well Permit at the Pryor Facility. Although the Injection Well Permit expired in 2018, we continue to operate the injection well in accordance with an executed November 2023 Consent Order with the Oklahoma Department of Environmental Quality (“ODEQ”) that allows for the continued use of the injection well until a wastewater treatment process is designed, built and operational. The Company continues to work with the ODEQ under the terms of the Consent Order to evaluate options for treatment and/or disposal of the wastewater at the Pryor Facility.

In 2006, the Company entered into a Consent Administrative Order (“CAO”) that recognizes the presence of nitrate contamination in the shallow groundwater at our El Dorado Facility. The CAO required us to perform semi-annual groundwater monitoring, continue operation of a groundwater recovery system, submit a human health and ecological risk assessment and submit a remedial action plan. The risk assessment was submitted in 2007. In 2015, the Arkansas Department of Environmental Quality (“ADEQ”) stated that the El Dorado Facility was meeting the requirements of the CAO and should continue semi-annual monitoring. A CAO was signed in 2018, which required an Evaluation Report of the data and effectiveness of the groundwater remedy for nitrate contamination. During 2019, the Evaluation Report was submitted to the ADEQ and the ADEQ approved the report. We continue to comply with the terms of the CAO, including the submission of periodic monitoring reports.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of September 30, 2026, we have agreed to indemnify the sureties for payments, up to $10.2 million, made by them in respect of such bonds.

6. Financial Instruments

Natural Gas Contracts

Periodically, we enter into certain forward natural gas contracts or volume purchase commitments, which are derivatives. We utilize these natural gas contracts as economic hedges for risk management purposes, but the contracts are not designated as hedging instruments for accounting purposes. At September 30, 2026 and December 31, 2025, we had no outstanding forward natural gas

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contracts or volume purchase commitments accounted for as derivatives. When present in the past, the valuations of the natural gas contracts were classified as a Level 2 fair value measurement.

Financial Instruments

At September 30, 2026 and December 31, 2025, we did not have any financial instruments with fair values materially different from their carrying amounts (which excludes issuance costs, if applicable) except for our Senior Secured Notes. Fair value of our Senior Secured Notes is classified as a Level 2 fair value measurement while the treasury securities that comprise our short-term investments are a Level 1 fair value measurement. The fair value of financial instruments is not indicative of the overall fair value of our assets and liabilities since financial instruments do not include all assets, including intangibles, and all liabilities.

	September 30, 2026		December 31, 2025
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In Millions)
Senior Secured Notes (1)	$439	$429	$439	$436
Short-Term Investments	$166	$166	$129	$129

_____________________________

(1)
Based on a quoted price of 97.8 at September 30, 2026 and 99.5 at December 31, 2025. Also see discussion in Note 4 (B).

7. Income Taxes

Provision for income taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Current:
Federal	$—	$—	$—	$—
State	328	134	529	224
Total Current	$328	$134	$529	$224

Deferred:
Federal	$5,160	$2,244	$7,575	$3,019
State	55	158	(6,608)	94
Total Deferred	$5,215	$2,402	$967	$3,113
Provision for income taxes	$5,543	$2,536	$1,496	$3,337

The tax provision for the nine months ended September 30, 2026, was $1.5 million (4.8% expense on pre-tax income). The tax provision for the nine months ended September 30, 2025, was $3.3 million (28.2% provision on pre-tax income). For 2026, the effective tax rate was lower than the statutory tax rate primarily due to the release of state valuation allowances described below, partially offset by nondeductible compensation expense. For 2025, the effective tax rate was higher than the statutory tax rate primarily due to nondeductible compensation expense and state taxes.

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

During the first quarter of 2026, our results of operations and expected results for the remainder of 2026 and future years significantly improved compared to our prior year-end forecast, primarily due to a favorable shift in pricing conditions across our product portfolio resulting from global supply constraints. This improvement supported the inclusion of future taxable income in our quarterly analysis of the four sources of taxable income and represented a change in the weight of positive evidence relative to the negative evidence that had existed at year-end. As a result of this change, we recognized a discrete income tax benefit of $6.2 million during the first quarter of 2026, representing the release of a portion of our beginning-of-year state valuation allowances. As of September 30, 2026, our remaining state valuation allowance of $7.9 million relates to net operating loss carryforwards and interest expense limitation carryforwards in certain states.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table presents our net sales disaggregated by our products, which disaggregation is consistent with other financial information utilized or provided outside of our condensed consolidated financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Net sales:
AN & Nitric Acid	$80,946	$57,522	$225,832	$176,847
Urea ammonium nitrate (UAN)	20,206	51,423	131,865	147,550
Ammonia	45,179	37,072	107,504	97,174
Other	12,271	9,414	30,980	28,588
Total net sales	$158,602	$155,431	$496,181	$450,159

Other Information

For our contracts with a duration greater than one year at contract inception, the average remaining expected duration was approximately 31 months at September 30, 2026.

Liabilities associated with contracts with customers (contract liabilities) primarily relate to deferred revenue and customer deposits associated with cash payments received in advance from customers for product shipments.

Our contract liabilities as of September 30, 2026 were approximately $0.6 million. Our contract liabilities were not material as of December 31, 2025. For the three and nine months ended September 30, 2026, revenues recognized from contract liabilities included in the balances as of June 30, 2026 and December 31, 2025, respectively, were not material. For the three and nine months ended September 30, 2025, we recognized revenues of $0.1 million and $1.1 million, respectively, from amounts included in contract liabilities as of June 30, 2025 and December 31, 2024, respectively. Our contract assets consist of unconditional rights to payment from our customers, which are reflected as accounts receivable in our condensed consolidated balance sheets.

For most of our contracts with customers, the transaction price from the inception of a contract is limited to a short period of time (generally one month), as these contracts contain terms with variable consideration related to both price and quantity. At September 30, 2026, we had remaining performance obligations with certain customer contracts, excluding contracts with original durations of less than one year and for service contracts for which we have elected the practical expedient for consideration recognized in revenue as invoiced. As of September 30, 2026, the remaining performance obligations totaled approximately $145.6 million, of which approximately 63% relates to 2026 through 2028, approximately 22% relates to 2029 through 2030, with the remainder thereafter.

LSB INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Supplemental Cash Flow Information

The following provides additional information relating to cash flow activities:

	Nine Months Ended September 30,
	2026	2025
	(In Thousands)
Cash payments (refunds/reduction) for:

Interest on long-term debt and other	$16,667	$18,713
Capitalized interest	$(1,420)	$(808)
Income taxes, net	$728	$464

Noncash investing and financing activities:

Property, plant and equipment acquired and not yet paid at end of period	$25,978	$18,706
Loss on extinguishment of debt	$—	$59

10. Segment Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In Thousands)
Net sales	$158,602	$155,431	$496,181	$450,159
Less:
Cost of sales excluding depreciation, amortization and turnaround expense	86,968	109,453	301,872	321,310
Depreciation and amortization	22,263	19,348	64,988	60,027
Turnaround expense	6,269	1,087	38,964	5,722
Total cost of sales	115,500	129,888	405,824	387,059
Selling, general and administrative
Wages and benefits	8,347	5,953	26,664	18,210
Other selling general and administrative	6,417	4,380	14,856	12,120
Total selling general and administrative	14,764	10,333	41,520	30,330
Interest expense	6,755	7,363	20,942	23,313
Loss on extinguishment of debt	—	—	—	59
Loss from PP&E write-downs and disposals	2,374	434	3,303	3,033
Income tax provision	5,543	2,536	1,496	3,337
Other segment income, net (a)	(2,681)	(2,238)	(6,747)	(5,453)
Segment net income	16,347	7,115	29,843	8,481

Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income	$16,347	$7,115	$29,843	$8,481

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

Under the purchase and sale agreement for the acquisition, the contingent purchase consideration becomes payable in three separate installments upon achievement of three defined Project milestones and completion activities, none of which had occurred as of September 30, 2026. No amount of the purchase price was paid during the three and nine months ended September 30, 2026. As of September 30, 2026, management concluded that the contractual conditions giving rise to the contingent purchase consideration had not met the applicable recognition criteria. Accordingly, no liability for the contingent purchase consideration has been recognized as of September 30, 2026.

We continue to incur development and construction costs associated with the Project, which are capitalized as incurred in accordance with the Company’s accounting policies. For the three and nine months ended September 30, 2026, our cash expenditures on the Project were $13.3 million and $24.1 million, respectively. These amounts did not include any portion of the acquisition purchase price. We will recognize the contingent purchase consideration as an additional cost of the acquired assets when payment becomes probable and reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Investors should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and related notes included in “Item 1. Financial Statements.” Notes referenced in this discussion and analysis refer to the notes to condensed consolidated financial statements that are found in “Item 1. Financial Statements—Notes to Condensed Consolidated Financial Statements.” Certain statements contained in this discussion may be deemed to be forward-looking statements. See “Special Note Regarding Forward-Looking Statements.” Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and in our Annual Report on Form 10-K for the year ended December 31, 2025, particularly in the section entitled “Risk Factors.” Unless we state otherwise or the context otherwise requires, the terms “LSB,” “we,” “us,” “our” and the “Company” refer to LSB Industries, Inc. and its consolidated subsidiaries.

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
➢
We successfully completed an extensive and complex Turnaround of our El Dorado ammonia plant during the second quarter of 2026. We also initiated Turnaround work at our Pryor Facility late in the second quarter of 2026, completing the work early in the third quarter. Planning is now currently underway for Turnaround activity at our Cherokee location, which is expected to begin in the third quarter of 2027.
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

Summary of Low Carbon Ammonia Initiatives

In May 2026, we reached an agreement to assume full ownership of our project to capture and sequester CO2 at our El Dorado Facility (the “Project”) from Lapis Carbon Solutions (“Lapis”). The milestone-based structure of the agreement aligns our capital deployment with Project advancement, while limiting upfront capital exposure. Completion of the Project and commencement of CO₂ injections are conditioned on the U.S. Environmental Protection Agency’s (“EPA”) issuance of our Class VI permit. The EPA’s technical review of our resubmitted application is ongoing. Although the EPA’s published Class VI Permit Tracker currently reflects a potential operational date in the second half of 2027, based on our continued engagement with the EPA’s Region 6 office, we believe an earlier operational date is possible, depending on the timing of the EPA’s completion of its review.

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
•
In May 2024, we announced an agreement to supply, for a five-year period commencing January 1, 2025, up to 150,000 short tons per year of low carbon ammonium nitrate solution (“ANS”) to Freeport Minerals Corporation (“Freeport”). In early 2025, we began supplying conventional ANS to Freeport from our El Dorado Facility and expect to phase-in the low carbon contracted volume in 2027, once the Project is operational. Freeport intends to use the low carbon ANS purchased from us for its United States copper mining operations.
•
In June 2025, a stratigraphic injection well was drilled at the El Dorado site and data has been gathered to support the EPA in its continuing technical review of our Class VI application. The pre-construction Class VI permit application was resubmitted to the EPA in December 2025. Once the Project receives EPA approval, we intend to use this well for CO2 injections.
•
In May 2026, we reached an agreement to take full ownership of the Project. The sequestered CO2 generated from the facility's ammonia production is expected to qualify for the enhanced federal tax credit, currently $85 per metric ton of CO2, under Internal Revenue Code Section 45Q. Based on expected capture volumes, the Company estimates the Project could generate approximately $25 million to $30 million of annual earnings when fully operational, net of operating costs, over the 12-year credit period, subject to continued qualification. Although the credits are expected to be recognized in earnings as they are earned, the timing of related cash inflows may vary depending on the tax credit monetization method selected. As a result, cash receipts may not coincide with earnings recognition.

Market Outlook

Demand for our industrial products remains strong, including demand for Ammonium Nitrate (AN), supported by continued mining-sector investment across North America and globally, as well as broader capital spending tied to AI-related infrastructure, data centers, power generation and electrification. Favorable supply / demand fundamentals, further supported by producer outages, continue to underpin both spot and contract pricing, while new mining and aggregate projects are expected to support medium to longer-term demand for explosives used in copper, iron ore, quarrying and infrastructure-related production.

We believe our industrial business provides a meaningful degree of downside protection from risks associated with economic uncertainty, including those related to tariffs, fluctuating oil and commodity prices, concerns about inflation and the ongoing instability in the Middle East, including the conflict involving the U.S. and Iran. A significant portion of our volumes are already contracted, our customer base is diverse and located almost entirely in the United States, and we have the ability to optimize our product mix. In addition, we expect European marginal cost of production to remain elevated throughout the remainder of 2026, driven primarily by elevated natural gas costs and a tight global market for nitrogen products, particularly as demand for fertilizers in India remains strong and nitrogen exports from China and certain other sources remain constrained.

The fertilizer markets remain constructive, with ongoing geopolitical conflicts, including those in the Middle East and between Ukraine and Russia, continuing to affect international supply, pricing and logistics. Ammonia prices remain elevated relative to historical averages, although they have moderated from first-half highs, due in part to reduced ammonia demand from phosphate producers affected by constrained sulfur supply. As we look forward, we expect higher natural gas prices in Europe will be constructive to pricing. Constrained Urea supplies strengthened Urea pricing during the third quarter, which also improved Urea Ammonium Nitrate (UAN) pricing. We expect fall fertilizer applications to support demand in the fourth quarter. Other notable developments that could impact product pricing include continued attacks affecting Russian nitrogen plants, ports, and ships, and any further escalation of conflicts in the Middle East, including between Saudi Arabia and the Houthis.

The outlook for U.S. corn calls for approximately 96.8 million planted acres of corn for the 2026/2027 marketing season with global ending stocks projected to be at the lowest levels in over a decade supporting improved corn prices. We believe this will support strong fertilizer application rates and we anticipate robust nitrogen demand through the fall 2026 and spring 2027 fertilizer application season.

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

According to the World Agricultural Supply and Demand Estimates Report dated October 9, 2026 (the “October Report”), farmers planted approximately 96.8 million acres of corn in the 2026 planting season, down 1.9% compared to the 2025 planting season. According to the October Report, the U.S. Department of Agriculture (“USDA”) estimates the U.S. ending stocks for the 2026 Harvest will be approximately 47.0 million metric tons, an 11.7% decrease from the 2025 Harvest. The USDA's expected yield per acre for the 2026 Harvest is 181.2 bushels, down approximately 2.8% from a year ago.

The following October 2026 estimates are associated with the corn market:

	2027 Crop	2026 Crop		2025 Crop
	(2026 Harvest)	(2025 Harvest)	Percentage	(2024 Harvest)	Percentage
	October Report (1)	October Report (1)	Change (2)	October Report (1)	Change (3)
U.S. Area Planted (Million acres)	96.8	98.7	(1.9%)	90.9	6.5%
U.S. Yield per Acre (Bushels)	181.2	186.5	(2.8%)	179.3	1.1%
U.S. Production (Million bushels)	16,034	16,964	(5.5%)	14,892	7.7%
U.S. Ending Stocks (Million metric tons)	47.0	53.2	(11.7%)	39.4	19.3%
World Ending Stocks (Million metric tons)	280.4	307.2	(8.7%)	295.6	(5.1%)

1.
Information obtained from the October Report for the 2026/2027 (“2027 Crop”), 2025/2026 (“2026 Crop”) and 2024/2025 (“2025 Crop”) corn marketing years. The marketing year is the twelve-month period during which a crop normally is marketed. For example, the marketing year for the current corn crop is from September 1 of the current year to August 31 of the next year. The year begins at the harvest and continues until just before harvest of the following year.
2.
Represents the percentage change between the 2027 Crop amounts compared to the 2026 Crop amounts.
3.
Represents the percentage change between the 2027 Crop amounts compared to the 2025 Crop amounts.

The current USDA corn outlook compared to the prior report for the U.S. is for larger supplies, exports, domestic use and ending stocks. Corn beginning stocks were raised based on the September 30, 2026 Grain Stocks report. Corn production moved higher on a 2.7-bushel increase in yield to 181.2 bushels per acre compared to the prior month report. Harvested area for grain is unchanged at 88.5 million acres. Each component of use was increased. Exports increased due to increased supplies.

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

The following table shows the volume of natural gas utilized to produce the goods we sold and the associated average cost per MMBtu:

	Three Months Ended September 30,
	2026	2025
Natural gas volumes (MMBtu in millions)	7.0	8.0
Natural gas average cost per MMBtu	$2.93	$3.10

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

We completed the scheduled ammonia plant Turnaround at our El Dorado Facility during the second quarter of 2026 and the scheduled Turnaround at our Pryor Facility early in the third quarter of 2026. The timing of the Turnaround at our Pryor Facility was accelerated to commence during the second quarter of 2026 instead of the third quarter, as originally planned. We did not perform any major planned ammonia Turnaround events during 2025.

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

Consolidated Results of the Third Quarter of 2026

Our consolidated net sales for the third quarter of 2026 were $158.6 million compared to $155.4 million for the same period in 2025. Our consolidated operating income for the third quarter of 2026 was $26.8 million compared to operating income of $15.6 million for the same period in 2025. The items impacting our operating results are discussed in more detail below and under “Results of Operations.”

Items Affecting Comparability of Results of the Third Quarter

Selling Prices

For the third quarter of 2026, average selling prices for AN & Nitric Acid and Ammonia increased, while UAN decreased slightly compared to the third quarter of 2025.

Turnaround Activities

As discussed above, during the second quarter of 2026, we performed major Turnaround activities at our El Dorado Facility and started a full plant Turnaround at our Pryor Facility. The Pryor Facility Turnaround was completed during the third quarter of 2026. When such activities are performed, overall results are negatively impacted. This impact includes lost contribution margin from lost sales, lost fixed cost absorption from lower production, and increased costs associated with repairs and maintenance. In addition, Turnaround-related costs may be incurred in periods earlier than the actual outage of the plant for activities such as planning and procurement of materials. Turnaround costs for the three months ended September 30, 2026 and 2025, were $6.3 million and $1.1 million, respectively, while Turnaround costs for the nine months ended September 30, 2026 and 2025, were $39.0 million and $5.7 million, respectively.

Chief Executive Officer One-Time Retention Award (2026 only)

During the second quarter of 2026, we granted a one-time retention award of 706,880 restricted stock units (“RSUs”) to Mark T. Behrman, our Chief Executive Officer, which award is subject to cliff vesting and will vest on March 31, 2029. This award will increase stock-based compensation expense on a quarterly basis by approximately $0.9 million. See our discussion in “Equity Awards” in Note 1.

Plant, Property and Equipment Write-downs

For the third quarter of 2026 and 2025, we recorded asset write-downs primarily related to assets no longer in use in the amount of $2.9 million and $0.4 million, respectively. These write-downs are primarily included in “Other expense (income), net” on our condensed consolidated statements of operations.

Shift in Production Mix

In 2025, we transitioned our production from fertilizer grade ammonium nitrate (“HDAN”), an agricultural product, to ANS, a product used in industrial and mining applications. The transition was completed during the third quarter of 2025, at which time we ceased production of HDAN. This shift in production mix is consistent with our strategy to transition a portion of our sales from agricultural sales made at spot market pricing, which can be volatile, to sales under multi-year contracts that provide the pass-through of natural gas feedstock costs. In 2026 we shifted our production mix to AN & Nitric Acid at the expense of UAN volumes in response to market conditions.

Results of Operations

The following is a discussion and analysis of our condensed consolidated results of operations for the three and nine months ended September 30, 2026 and 2025.

Net sales to unaffiliated customers are reported in the condensed consolidated financial statements. Gross profit represents net sales less cost of sales. Net sales are reported on a gross basis with the cost of freight being recorded in cost of sales.

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

The following table sets forth certain financial information for the three months ended September 30, 2026 and 2025, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended September 30,			Percentage
	2026	2025	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$80,946	$57,522	$23,424	41%
Urea ammonium nitrate (UAN)	20,206	51,423	(31,217)	(61)%
Ammonia	45,179	37,072	8,107	22%
Other	12,271	9,414	2,857	30%
Total net sales	$158,602	$155,431	$3,171	2%

Gross profit	$43,102	$25,543	$17,559	69%

Selling, general and administrative expense	14,764	10,333	4,431	43%
Other expense (income), net	1,531	(419)	1,950	N/M
Operating income	26,807	15,629	11,178	72%
Interest expense, net	6,755	7,363	(608)	(8)%
Non-operating other income, net	(1,838)	(1,385)	(453)	33%
Provision for income taxes	5,543	2,536	3,007	119%
Net income	$16,347	$7,115	$9,232	130%

Other information:
Gross profit percentage (1)	27.2%	16.4%	10.8%
Property, plant and equipment expenditures (2)	$18,109	$16,978	$1,131
Development of carbon capture and sequestration facility	$13,289	$—	$13,289

_____________________________

N/M-Not meaningful.

1.
As a percentage of the total net sales.
2.
Does not include expenditures for the development of the carbon capture and sequestration facility.

The following tables provide key operating metrics for the fertilizer and major industrial products, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Three Months Ended September 30,			Percentage
Product (tons sold)	2026	2025	Change	Change
AN & Nitric Acid	196,477	159,662	36,815	23%
Urea ammonium nitrate (UAN)	55,510	134,634	(79,124)	(59)%
Ammonia	79,940	86,322	(6,382)	(7)%
Total	331,927	380,618	(48,691)	(13)%

	Three Months Ended September 30,			Percentage
Gross Average Selling Prices (price per ton)	2026	2025	Change	Change
AN & Nitric Acid	$412	$360	$52	14%
Urea ammonium nitrate (UAN)	$364	$382	$(18)	(5)%
Ammonia	$565	$429	$136	32%

	Three Months Ended September 30,			Percentage
Average Benchmark Prices (price per ton)	2026	2025	Change	Change
Tampa Ammonia Benchmark	$622	$491	$131	27%
NOLA UAN	$330	$336	$(6)	(2)%

Net Sales

We recorded net sales of $158.6 million during the third quarter of 2026 compared to $155.4 million for the third quarter of 2025, representing an increase of $3.2 million. The increase was primarily due to higher sales prices for AN & Nitric Acid and Ammonia products and was partially offset by volume decreases primarily caused by the Turnaround at our Pryor Facility, which commenced during the second quarter and was completed during the third quarter. In addition to the impact of the Turnaround, UAN volumes were lower as production shifted to AN & Nitric Acid as part of our product mix strategy in response to tight market conditions.

Gross Profit

We recognized a gross profit of $43.1 million for the third quarter of 2026 compared to $25.5 million for the same period in 2025, or a $17.6 million increase. Our gross profit percentage for the third quarter of 2026 was 27.2% compared to 16.4% for the same period in 2025. Our gross profit for the third quarter of 2026 was higher compared to the same period of 2025 primarily due to the impact of favorable pricing, a recovery of precious metals and lower plant fixed costs, partially offset by decreased UAN and Ammonia sales volumes and Turnaround expenses.

Selling, General and Administrative

Our SG&A expenses were higher for the third quarter of 2026 compared to the same period of 2025, primarily due to an increase in salaries and wages, short term incentive compensation, stock-based compensation from a one-time retention award (see discussion of the retention grant within “Equity Awards” in Note 1) and professional fees.

Other Expense, net

Other expense, net, during the third quarter of 2026 consisted primarily of losses from asset write-downs partially offset by sales and use tax recoveries resulting from our ongoing review.

Interest Expense

Interest expense for the third quarter of 2026 was $6.8 million compared to $7.4 million for the same period in 2025. The decrease was primarily due to an increase in the amount of interest that we capitalized and a lower balance on our Senior Secured Notes as a result of repurchases in 2025.

Non-operating Other Income, net

Non-operating other income, net for the third quarter of 2026 was $1.8 million compared to $1.4 million for the same period of 2025, primarily related to interest income earned during both periods from our short-term investments. Our average short-term investments balance including cash equivalents, was higher during the third quarter of 2026 but interest rates were lower during this period compared to the third quarter of 2025.

Provision for Income Taxes

The provision for income taxes for the third quarter of 2026 was $5.5 million compared to $2.5 million for the same period of 2025. The resulting effective tax rate for the third quarter of 2026 was a provision on pre-tax income of 25.3% compared to a provision for income taxes of 26.3% for the same period of 2025. For the third quarter of 2026, the effective tax rate was higher than the statutory rate primarily due to nondeductible compensation expense and state taxes. For the third quarter of 2025, the effective tax rate was higher than the statutory rate primarily due to nondeductible compensation expense and state taxes. See discussion in Note 7.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

The following table contains certain financial information for the nine months ended September 30, 2026 and 2025, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Nine Months Ended September 30,			Percentage
	2026	2025	Change	Change
	(Dollars In Thousands)
Net sales:
AN & Nitric Acid	$225,832	$176,847	$48,985	28%
Urea ammonium nitrate (UAN)	131,865	147,550	(15,685)	(11)%
Ammonia	107,504	97,174	10,330	11%
Other	30,980	28,588	2,392	8%
Total net sales	$496,181	$450,159	$46,022	10%

Gross profit	$90,357	$63,100	$27,257	43%

Selling, general and administrative expense	41,520	30,330	11,190	37%
Other expense, net	1,616	2,180	(564)	(26)%
Operating income	47,221	30,590	16,631	54%
Interest expense, net	20,942	23,313	(2,371)	(10)%
Loss on extinguishment of debt	—	59	(59)	N/M
Non-operating other income, net	(5,060)	(4,600)	(460)	10%
Provision for income taxes	1,496	3,337	(1,841)	(55)%
Net income	$29,843	$8,481	$21,362	252%

Other information:
Gross profit percentage (1)	18.2%	14.0%	4.2%
Property, plant and equipment expenditures (2)	$64,350	$56,325	$8,025
Development of carbon capture and sequestration facility	$24,108	$—	$24,108

_____________________________

N/M-Not meaningful.

1.
As a percentage of the total net sales.
2.
Does not include expenditures for the development of the carbon capture and sequestration facility.

The following tables provide key operating metrics for the fertilizer and major industrial products, the increase or decrease between those periods, and the percentage increase or decrease between those periods with respect to each line item:

	Nine Months Ended September 30,			Percentage
Product (tons sold)	2026	2025	Change	Change
AN & Nitric Acid	553,678	471,702	81,976	17%
Urea ammonium nitrate (UAN)	314,951	435,006	(120,055)	(28)%
Ammonia	181,647	225,794	(44,147)	(20)%
Total	1,050,276	1,132,502	(82,226)	(7)%

	Nine Months Ended September 30,			Percentage
Gross Average Selling Prices (price per ton)	2026	2025	Change	Change
AN & Nitric Acid	$408	$375	$33	9%
Urea ammonium nitrate (UAN)	$419	$339	$80	24%
Ammonia	$592	$430	$162	38%

	Nine Months Ended September 30,			Percentage
Average Benchmark Prices (price per ton)	2026	2025	Change	Change
Tampa Ammonia Benchmark	$677	$466	$211	45%
NOLA UAN	$390	$319	$71	22%

Net Sales

Net sales increased during the first nine months of 2026 compared to the prior year period primarily due to higher sales prices on all our products partially offset by lower volumes of UAN and Ammonia sold. Total volumes were lower due to the impact of the Turnarounds at our El Dorado and Pryor Facilities. Furthermore, UAN volumes were lower as production shifted to AN & Nitric Acid as part of our product mix strategy in response to current market conditions.

Gross Profit

As noted in the table above, we recognized a gross profit of $90.4 million for the first nine months of 2026 compared to $63.1 million for the same period in 2025, a $27.3 million increase. Our gross profit percentage was 18.2% compared to a gross profit percentage of 14.0% for the same period in 2025. Our gross profit for the first nine months of 2026 was higher compared to the same period of 2025 primarily due to increased sales from favorable product pricing and a recovery of precious metals partially offset by decreased sales volumes, Turnaround expenses and higher depreciation due to recent investments in our facilities.

Selling, General and Administrative

Our SG&A expenses were higher for the first nine months of 2026 compared to the same period of 2025, primarily due to an increase in salaries and wages, short-term incentive compensation and stock-based compensation from a one-time retention award (see discussion of the Side Letter and retention grant within “Equity Awards” in Note 1) and professional fees.

Interest Expense

Interest expense for the first nine months of 2026 was $20.9 million compared to $23.3 million for the same period in 2025. The decrease primarily related to a lower balance of Senior Secured Notes as a result of repurchases made during the second and fourth quarters of 2025 and an increase in the amount of interest that we capitalized.

Loss on Extinguishment of Debt

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

Other Expense, net

Other expense, net during the first nine months of 2026 was lower than the prior year period primarily due to sales and use tax recoveries resulting from our ongoing review, which reduced expense.

Non-operating Other Income, net

Non-operating other income, net for the first nine months of 2026 and 2025 primarily related to interest income earned during both periods from our short-term investments. Our average short-term investments balance including cash equivalents, was higher during the first nine months of 2026 but interest rates were lower during this period compared to the first nine months of 2025.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2026 was $1.5 million compared to a provision for income taxes of $3.3 million for the same period of 2025. The resulting effective tax rate for the first nine months of 2026 was a provision for income taxes of 4.8% compared to a provision for income taxes of 28.2% for the same period of 2025. For the first nine months of 2026, the effective tax rate was lower than the statutory rate primarily due to the release of state valuation allowances, partially offset by nondeductible compensation expense. For the first nine months of 2025, the effective tax rate was higher than the statutory rate primarily due to nondeductible compensation expense and state taxes. See discussion in Note 7.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes our cash flow activities for the nine months ended September 30:

	2026	2025	Change
	(In Thousands)
Net cash flows from operating activities	$131,656	$77,575	$54,081

Net cash flows from investing activities	$(100,271)	$(16,942)	$(83,329)

Net cash flows from financing activities	$(13,200)	$(52,912)	$39,712

Net Cash Flow from Operating Activities

Net cash provided by operating activities was $131.7 million for the first nine months of 2026 compared to $77.6 million for the same period of 2025, a change of $54.1 million. The increase was primarily a result of improved operating income and changes in working capital.

Net Cash Flow from Investing Activities

Net cash used by investing activities was $100.3 million for the first nine months of 2026 compared to net cash used by investing activities of $16.9 million for the same period of 2025, a change of $83.3 million.

For the first nine months of 2026, the net cash used by investing activities primarily related to purchases of short-term investments of $257.2 million, expenditures for property, plant and equipment of $64.4 million and development of our CO2 capture and sequestration project of $24.1 million partially offset by proceeds from short-term investments of $221.4 million, a recovery of PP&E costs of $20.9 million and proceeds from sales of property, plant and equipment totaling $3.2 million.

For the first nine months of 2025, the net cash used by investing activities primarily related to purchases of short-term investments of $171.8 million and expenditures for property, plant and equipment of $56.3 million, partially offset by proceeds from short-term investments of $211.4 million.

Net Cash Flow from Financing Activities

Net cash used by financing activities was $13.2 million for the first nine months of 2026 compared to $52.9 million for the same period of 2025, a change of $39.7 million.

For the first nine months of 2026, the net cash used by financing activities primarily consisted of payments on short-term financing and finance leases of $11.3 million, $2.1 million for tax withholding obligations related to the vesting of equity awards and $1.4 million in payments on our revolving debt facility partially offset by proceeds of $1.4 million from our revolving debt facility.

For the first nine months of 2025, the net cash used by financing activities primarily consisted of repurchases of our Senior Secured Notes of $32.1 million, payments on a secured financing due 2025 and short-term financing of $19.8 million and $1.2 million for tax withholding obligations related to the vesting of equity awards.

Capitalization

The following table summarizes our total cash and cash equivalents, short-term investments, long-term debt and stockholders’ equity as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(In Millions)
Cash and cash equivalents	$37.7	$19.5
Short-term investments	165.8	129.0
Total cash, cash equivalents and short-term investments	$203.5	$148.5
Long-term debt:
Revolving Credit Facility	$—	$—
Senior Secured Notes due 2028 (1)	438.6	438.6
Finance Leases	6.3	6.2
Unamortized debt issuance costs (2)	(2.8)	(3.7)
Total long-term debt, including current portion, net	$442.1	$441.1
Total stockholders' equity	$558.1	$520.0

_____________________________

(1)
See discussion contained in Note 4.
(2)
Debt issuance costs as of September 30, 2026 and December 31, 2025 of approximately $0.4 million and $0.5 million, respectively, relating to our Revolving Credit Facility are not included in Unamortized debt issuance costs. These costs are included in our condensed consolidated balance sheets in Intangible and other assets, net.

We currently have a revolving credit facility pursuant to a credit agreement, dated December 21, 2023, between us and the lenders identified on the signature pages thereof and JPMorgan Chase Bank, N.A, as administrative agent (the “Revolving Credit Facility”), with a borrowing base up to an initial maximum of $75 million, with an option to increase the maximum by an additional $25 million (which amount is uncommitted). Availability under the Revolving Credit Facility is subject to a borrowing base and an availability block of $7.5 million which is applied against the $75 million initially reducing the maximum (which can be removed by us at our sole discretion, subject to the satisfaction of certain conditions). The Revolving Credit Facility provides for a sub-facility for the issuance of letters of credit in an aggregate amount not to exceed $10 million, with the outstanding amount of any such letters of credit reducing availability for borrowings. As of September 30, 2026, our Revolving Credit Facility was undrawn and had approximately $62 million of availability. See Note 4 for further discussion of the Revolving Credit Facility.

For the full year of 2026, we expect capital expenditures for our core nitrogen-based business to be in the range of $80 million to $85 million, of which approximately $65 million to $70 million is expected to be spent on sustaining production and the remainder spent on growth initiatives. Additionally, in 2026 we expect to expend approximately $40 million of the total $95 million in estimated costs to develop our CO2 capture and sequestration project. The estimate of costs to be incurred in 2026 does not include the contingent acquisition price that is payable only upon achievement of three defined Project milestones (See Note 11), which timing remains uncertain.

As of September 30, 2026, we had approximately $203.5 million of cash and short-term investments. From time to time, we may seek to deploy capital through common stock repurchases or the repurchase of outstanding debt. Such repurchases may be made in open market purchases, privately negotiated transactions or otherwise and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Compliance with Long-Term Debt Covenants

As discussed in Note 4, the Revolving Credit Facility does not include financial covenant requirements unless a defined covenant trigger event has occurred and is continuing. As of September 30, 2026, no trigger event had occurred.

Loan Agreements

Senior Secured Notes due 2028 – We had $438.6 million aggregate principal amount of Senior Secured Notes outstanding as of September 30, 2026. Interest is to be paid semiannually in arrears on May 15th and October 15th. The Senior Secured Notes mature on October 15, 2028.

Revolving Credit Facility – At September 30, 2026, our Revolving Credit Facility was undrawn and had approximately $62 million of availability, based on our eligible collateral, less outstanding letters of credit as of that date. Also see discussion above under “Compliance with Long-Term Debt Covenants.”

Finance Leases – Our finance leases consist primarily of leases on railcars. Most of our railcar leases are classified as operating leases.

Capital Expenditures – First Nine Months of 2026

For the first nine months of 2026, capital expenditures relating to property, plant and equipment were $64.4 million. Of the expenditures for the first nine months of 2026, approximately $57.5 million was spent on projects to sustain our production capacity while approximately $6.9 million was spent on growth initiatives. In addition, we expended $24.1 million for the development of our CO2 capture and sequestration project. The capital expenditures were funded primarily from cash and working capital.

See discussion above under “Capitalization” for our total expected capital expenditures for the remainder of 2026.

Expenses Associated with Environmental Regulatory Compliance

We are subject to specific federal and state environmental compliance laws, regulations and guidelines. As a result, our expenses were $4.4 million for the first nine months ended September 30, 2026 in connection with environmental projects. For the remainder of 2026, we expect to incur expenses of approximately $1.5 million in connection with additional environmental projects. However, it is possible that the actual costs could be significantly different than our estimates.

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

Performance and Payment Bonds

We are contingently liable to sureties in respect of insurance bonds issued by the sureties in connection with certain contracts entered into by subsidiaries in the normal course of business. These insurance bonds primarily represent guarantees of future performance of our subsidiaries. As of September 30, 2026, we have agreed to indemnify the sureties for payments, up to $10.2 million, made by them in respect of such bonds.

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

It is also reasonably possible that the estimates and assumptions utilized as of September 30, 2026, could change in the near term. Actual results could differ materially from these estimates and judgments, as additional information becomes known.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, as contemplated by Item 303 of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

General

Our results of operations and operating cash flows are impacted by changes in market prices of ammonia and natural gas and changes in market interest rates.

Forward Sales Commitments Risk

Periodically, we enter into forward firm sales commitments for products to be delivered in future periods. As a result, we could be exposed to embedded losses should our product costs exceed the firm sales prices at the end of a reporting period. At September 30, 2026, we had no embedded losses associated with sales commitments with firm sales prices.

Commodity Price Risk

A substantial portion of our products and raw materials are commodities whose prices fluctuate as market supply and demand fundamentals change. Since we are exposed to commodity price risk, we periodically enter into contracts to purchase natural gas for anticipated production needs to manage risk related to changes in prices of natural gas commodities. Generally, these contracts are considered normal purchases because they provide for the purchase of natural gas that will be delivered in quantities expected to be used over a reasonable period of time in the normal course of business, and as such, are exempt from derivative accounting requirements. At September 30, 2026, we had no outstanding natural gas contracts which are subject to derivative accounting requirements.

Interest Rate Risk

We may be exposed to variable interest rate risk with respect to our Revolving Credit Facility when there are outstanding borrowings. As of September 30, 2026, we had no outstanding borrowings on this credit facility and no other variable rate borrowings and, as a result, we currently do not hedge our interest rate risk associated with any variable interest rate loan.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15 under the Exchange Act designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2026. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level. There were no changes to our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
our belief regarding our estimates and contingencies with respect to claims and legal actions in the ordinary course of our business and their effect on our business, financial condition, results of operations or cash flows;
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

Even if the EPA ultimately approves the Class VI permit application, the approval process may take significantly longer than we currently anticipate. Although we drilled a stratigraphic injection well at the El Dorado site in June 2025 to gather data supporting the EPA’s technical review, our application remains subject to further review. The current published EPA Underground Injection Control Class VI Permit Tracker reflects a potential operational date in the second half of 2027, subject to EPA approval of our Class VI permit, at which time CO2 injections are expected to begin. We intend to work with the EPA to potentially accelerate this timeline, but the timing of EPA approval is largely outside of our control and could be affected by, among other things, the EPA’s internal review procedures and resource constraints, requests for additional information, legal or administrative challenges to the permit or changes in applicable regulatory policy.

A failure to obtain necessary EPA approvals would prevent us from realizing the anticipated benefits of the Project, including our ability to produce low carbon ammonia and upgraded products, such as the sale of low carbon ammonium nitrate under our existing supply agreement with Freeport Minerals Corporation, and our eligibility for tax credits under Section 45Q of the Internal Revenue Code. In addition, a significant delay in receiving the Class VI permit approval could increase the costs of completing the Project, require us to incur additional capital expenditures and postpone the commencement of CO2 injections and our production of low carbon ammonium nitrate. Any such failure or delay could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the third quarter ended September 30, 2026, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” for the purchase or sale of securities of the Company, within the meaning of Item 408 of Regulation S-K.

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

LSB INDUSTRIES, INC.

Date: October 29, 2026	/s/ Cheryl A. Maguire
Cheryl A. Maguire
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)